Form 10QSB
period 2003-02-28
MEDUSA STYLE CORP
filed 2003-04-11
CIK 1200528

=========================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB
[ x ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2003
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

COMMISSION FILE NUMBER: 333-100749

MEDUSA STYLE COPRORATION
(Exact name of registrant as specified in its charter)

NEVADA	98-0389557
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

580 Hornby Street, Suite 210
Vancouver, British Columbia
Canada V6C 3B6
(Address of principal executive offices)

(604) 687-6991
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [     ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 28, 2003: 5,000,000.

=========================================================================

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MEDUSA STYLE CORPORATION
(A Development Stage Company)
Balance Sheets
(Unaudited)

	February 28, 2003 $	August 31, 2002 $
ASSETS
Current
Cash	4,657	50
TOTAL ASSETS	4,657	50
LIABILITIES
Current
Accounts payable and accrued liabilities	424	6,405
Advances from a related party	21,649	3,405
	22,073	9,810
TOTAL LIABILITIES STOCKHOLDERS' DEFICIENCY

Common stock
Authorized:100,000,000 shares, $0.00001 par value Issued and outstanding: 5,000,000 shares	50	50
Deficit accumulated during the development stage	(17,466)	(9,810)
TOTAL STOCKHOLDERS DEFICIENCY	(17,416)	(9,760)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	4,657	50

See accompanying Notes to the Financial Statements

MEDUSA STYLE CORPORATION
(A Development Stage Company)
Statements of Operations
(Unaudited)
	Three Months Ended February 28, 2003	Six Months Ended February 28, 2003	Cumulative from Inception on August 23, 2002 to February 28, 2003
	$	$	$
General and administrative Expenses
Legal fees	8,000	8,605	10,605
Business development	-	-	6,810
Audit	470	1,470	2,470
Office expenses (recoveries) and banking fees	(25)	81	81
	8,445	10,156	19,966
Other recoveries
Gain on settlement of accounts payable	-	(2,500)	(2,500)
Net loss	8,445	7,656	17,466
Basic loss per share	(0.00)	(0.00)
Weighted average number of shares outstanding	5,000,000	5,000,000

See accompanying Notes to the Financial Statements

MEDUSA STYLE CORPORATION
(A Development Stage Company)
Statement of Stockholders' Deficiency
(Unaudited)

From Inception on August 23, 2002 to February 28, 2003

	Common Stock		Deficit Accumulated During the Development Stage	Total Stockholders' Deficiency
	Shares	Amount
		$	$	$

Balance, August 23, 2002	-	-	-	-
Common stock issued for cash	5,000,000	50	-	50
Net loss for the period	-	-	(9,810)	(9,810)
Balance, August 31, 2002	5,000,000	50	(9,810)	(9,760)
Net income for the period	-	-	789	789
Balance, November 30, 2002	5,000,000	50	(9,021)	(8,971)
Net loss for the period	-	-	(8,445)	(8,445)
Balance, February 28, 2003	5,000,000	50	17,466	17,416

See accompanying Notes to the Financial Statements

MEDUSA STYLE CORPORATION
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
	Six Months Ended February 28, 2003 $	Cumulative from Inception On August 23, 2002 to February 28, 2003 $
Cash provided by:
Operating activities
Loss from operations	(7,656)	(17,466)
Cash provided by changes in operating assets and liabilities
Accounts payable and accrued liabilities	(5,981)	424
Advances from a related party	18,244	21,649
Net cash provided by operating activities	4,607	4,607
Financing activities
Common stock issued for cash	-	50
Net cash provided by financing activities	-	50
Increase in cash	4,607	4,657
Cash at beginning of period	50	-
Cash at end of period	4,657	4,657

See accompanying Notes to the Financial Statements

MEDUSA STYLE CORPORATION
(A Development Stage Company)
Notes to the Financial Statements
(Unaudited)

NOTE 1 - Nature of Operations

These unaudited financial statements have been prepared in accordance with the instructions to SEC Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such instructions. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto as at August 31, 2002 and as at November 30, 2002.

In the opinion of the Company=s management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal recurring nature. Operating results for the six month period ended February 28, 2003 are not necessarily indicative of the results that can be expected for the year ended August 31, 2003.

The Company has elected an August 31, 2002 fiscal year end. The accompanying financial statements cover the three month period and the six month period ended February 28, 2003, and the period from inception on August 23, 2002 through to February 28, 2003.

NOTE 2 - Going Concern

The Company was incorporated in the State of Nevada on August 23, 2002. It is in the development stage with respect to its business of distributing products to the professional salon industry through the Internet.

The Company has limited cash on hand and will be dependent upon raising capital through the sale of its common stock to maintain its existence and finance operating losses for the foreseeable future. To date the company has not generated any revenue. Management intends to offer for sale additional common stock, however, there can be no assurance that it will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. The financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Item 2. Management's Discussion and Analysis or Plan of Operation.

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of our report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We are a start-up stage corporation and have not started operations or generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we complete the development of our website, source out suppliers for products to sell and source out customers to buy our products. We believe the technical aspects of our website will be sufficiently developed to use for our operations within 70 days from the completion of our offering. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is investments by others in our company. We must raise cash to implement our project and begin our operations. Even if we raise the maximum amount of money in our offering, we do not know how long the money will last, however, we do believe it will last twelve months. We will not begin operations until we raise money from our offering.

To meet our need for cash we are attempting to raise money from a public offering. We believe that we will be able to raise enough money through our offering to begin operations but we cannot guarantee that once we begin operations we will stay in business after operations have commenced. If we are unable to secure enough suppliers to provide us with products at suitably low pricing or enough customers willing to buy the products at higher than the price we have negotiated with our suppliers, we may quickly use up the proceeds from the minimum amount of money from our offering and will need to find alternative sources, such as a second public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash, other than through our initial offering.

If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. If we raise the minimum amount of money from our offering, it will last a year but with limited funds available to develop growth strategy. If we raise the maximum amount, we believe the money will last a year and also provide funds for growth strategy.

If we raise less than the maximum amount and we need more money we will have to revert to obtaining additional money as described in this paragraph. Other than as described in this paragraph, we have no other financing plans.

Plan of Operation

Assuming we raise the minimum amount in our public offering ($100,000), we believe we can satisfy our cash requirements during the next 12 months. We will not be conducting any product research or development. We do not expect to purchase or sell plant or significant equipment. Further, we do not expect significant changes in the number of employees.

Upon completion of our public offering, our specific goal is to profitably sell a comprehensive supply of products on our Internet website to the salon industry and retail customers. We intend to accomplish the foregoing through the following milestones:

1. Complete our public offering. We believe that we will raise sufficient capital to begin our operations. We believe this could take up to 180 days from the date the Securities and Exchange Commission declared our offering effective. The Securities and Exchange Commission declared our offering effective on March 6, 2003. We will not begin operations until we have closed our offering. We intend to concentrate all of our efforts on raising as much capital as we can during this period.

2. After completing the offering, we will immediately begin to establish our office and acquire the equipment we need to begin operations. Establishing our office will take approximately 10 days. We believe that it will cost approximately $10,000 to establish our office. We do not intend to hire employees. Our officers and directors will handle our administrative duties.

3. After our office is established, which should be approximately 10 days after completing our offering, we intend to begin contacting and negotiating with large industry leaders such as Wella and Redken among others, to offer their products on our website. We also intend to locate smaller, new manufacturers to offer their products on a more exclusive basis. Once we have signed at least one contract, we will have Concord Interactive Inc. complete the initial development our website. We believe we should have one contract signed within 30 days of setting up our office. The execution of additional contracts with suppliers and the development of the website will be ongoing during the life of our operations. As more products are added and as our customer database expands, we will have to be continually upgrading the website. We believe that it will cost up to $10,000 in order to have our website initially operational and $5,000 to have our database initially ready to receive information. Both the initial operation of the website and the database will be ready approximately 60 days from the signing of our first contract with a major supplier. At that time we will be able to accept orders for products we will sell. As additional contracts are signed with suppliers, we will up-grade the website. As our customer base increases we will up-grade the database. Both upgrades will be ongoing during the life of our operations. In addition to offering equipment and products, we will pass on industry information to salon owners that we acquire from other salon operators and manufacturers of equipment and products we will sell.

4. As soon as our website is operational, which we had estimated will be approximately 60 days from signing our first contract with a major supplier, we will begin to market our website in the United States and in Canada through traditional sources such as trade magazines, conventions and conferences, newspaper advertising, billboards, telephone directories and flyers / mailers. We intend to target purchasers of salon products such as salon owners, operators and purchasing agents. We may utilize inbound links that connect directly to our website from other sites. Potential customers can simply click on these links to become connected to our website from search engines and community and affinity sites. We believe that it will cost a minimum of $15,000 for our marketing campaign. If we raise the maximum amount of proceeds from the offering, we will devote an additional $20,000 to our marketing program. Marketing is an ongoing matter that will continue during the life of our operations. We believe that we should begin to see initial results from our marketing campaign within 30 days from its initiation, or 90 days from signing our first contract with a major supplier.

5. Part of our marketing program includes sourcing out and identifying salon owners, operators and purchasing agents who may become potential buyers of products from our website. The process of sourcing out suppliers includes identifying manufacturers, large and small by research into existing databases via the Internet and research in trade magazines and directories. This process will start as soon as our office is operational and will be ongoing during the life of our operations. . Sourcing customers may consist of telephone surveys and may contain questions that would determine the marketing approach and acceptability of specific products. It will also involve research into existing databases available via the Internet to target and extract the applicable names and contacts to create our own customized database. We intend to look into the databases of salon schools, hairdressing associates, trade magazines as well as telephone directories. Databases for salon schools, hairdressing associates, and trade magazines are publicly available through Internet research, telephone directories, and periodical research. The cost to source and analyze all of the material to identify suitable candidates to develop and maintain the database is estimated to cost $5,000 to $15,000.

6. Within 90 days from the initial launch of our website, we believe that we will begin receiving orders from purchasers.

7. Once the website is fully operational; we have located and negotiated agreements with a suitable number of suppliers to offer their products for sale; and, we have begun to receive orders for products, we intend to hire 1 or 2 part-time salesperson(s) to call on salon owners/operators and purchasing agents to introduce them to our website. The salesperson(s) will also call on various hair salon product manufacturers to continue to source new products to offer for sale.

In summary, our website should be fully operational within 100 days of completing our offering and 60 days of signing our first contract with a major supplier. We estimate that we will generate revenue 120 to 180 days after we begin operations by establishing our offices.

Until our website is fully operational, we do not believe that large industry leaders will provide us with their best products or best prices. We believe, however, that once our website is operational and we have developed at significant data base of customers, large industry leaders will provide us with their best products and best prices.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are a start-up stage corporation and have not generated any revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

To become profitable and competitive, we have to locate and negotiate agreements with manufacturers to offer their products for sale to us at pricing that will enable us to establish and sell the products to our clientele. We are seeking equity financing to provide for the capital required to implement our operations.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of operations

From Inception on August 23, 2002 to February 28, 2003

During the period we incorporated the company, hired the attorney, and hired the auditor for the preparation of our registration statement. Our registration statement was declared effective on March 6, 2003 and we have commenced the process to sell our offering. Also during the period, we contracted Concord Business Development to assist in the preparation of a business plan. We contracted Concord Interactive Inc. to create an Internet website with the domain name "medusastyle.com". Our loss since inception is $17,466 of which $10,605 is for legal fees and $2,470 is for audit fees in connection with our offering. $4,310 is for the preparation of the business plan and initial development of the website, and $81 is for general office costs. We have not started our proposed business operations and will not do so until we have completed our offering. Since inception, we sold 5,000,000 shares of common stock to our officers and directors for $50.

Liquidity and capital resources

As of the date of this report, we have yet to generate any revenues from our business operations.

We issued 5,000,000 shares of common stock through a Section 4(2) offering in August 2002. This was accounted for as a sale of common stock.

As of February 28, 2003, our total assets were $4,657 in cash and our total liabilities were $22,073 comprising of $21,649 owing to Coreena Hansen, our president and director for payments made for the contracting for the business plan and initial website development and general operating expenses; $424 to Hoogendoorn Vellmer, our auditors for audit fees.

Our registration statement was declared effective on March 6, 2003 and we are in the process of completing our initial public offering.

Item 3. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive and Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within 90 days prior to the date of this report, the Company's management carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive and Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Company's Chief Executive and Financial Officer concluded that the Company's disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the quarter ended February 28, 2003.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART II. OTHER INFORMATION

Item 2. Changes in Securities.

On March 6, 2003, our Form SB-2 registration statement was declared effective by the Securities and Exchange Commission, file no. 333-100749. We are offering a minimum of 2,000,000 shares of common stock and a maximum of 4,000,000 shares of common stock at an offering price of $0.05 per share. The offering period is 90 days from the effective date of our registration statement. We may extend the offering period an additional 90 days if we choose to do so. We began our offering on March 6, 2003. We have not sold any shares of common stock as of the date hereof.

Item 6. Exhibits and Reports on Form 8-K.

(a) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter for which this report is filed.

(b) Exhibits

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 10th day of April 2003.

MEDUSA STYLE CORPORATION (Registrant)

By:	/s/ Coreena Hansen
Coreena Hansen Principal Executive Officer and Principal Financial Officer

SECTION 302 CERTIFICATION

I, Coreena Hansen, certify that:

1. I have reviewed this quarterly report of MEDUSA STYLE CORPORATION;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls, and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ Coreena Hansen
Coreena Hansen Principal Executive Officer and Principal Financial Officer

CERTIFICATION PURSUANT TO
18 U.S.C. Sec. 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of MEDUSA STYLE CORPORATION (the "Company") on Form 10-QSB for the period ended February 28, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Coreena Hansen, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Coreena Hansen Coreena Hansen Chief Executive Officer Chief Financial Officer April 10, 2003