Form 10QSB
period 2003-05-31
MEDUSA STYLE CORP
filed 2003-07-03
CIK 1200528

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     FOR THE QUARTERLY PERIOD ENDED MAY 31, 2003
     OR
[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934
     For the transition period from to

                       COMMISSION FILE NUMBER: 333-100749

                            MEDUSA STYLE COPRORATION
             (Exact name of registrant as specified in its charter)


NEVADA                                             98-0389557
------                                             ----------
(State of other jurisdiction of incorporation      (IRS Employer Identification
or organization)                                   Number)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of MAY 31, 2003: 7,000,000.
================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
MEDUSA STYLE CORPORATION
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                      MAY 31,   AUGUST 31,
                                                       2003       2002
                                                    ----------------------
                                                         $          $
ASSETS

CURRENT
  Cash                                                103,376         50

CAPITAL ASSETS                                          3,018          -
                                                    ----------------------
TOTAL ASSETS                                          106,394         50
                                                    ======================

LIABILITIES

CURRENT
  Accounts payable and accrued liabilities                662      6,405
  Advances from a related party                        31,649      3,405
                                                    ----------------------
TOTAL LIABILITIES                                      32,311      9,810
                                                    ======================

                            STOCKHOLDERS' EQUITY

COMMON STOCK
Authorized:100,000,000 shares, $0.00001 par value
Issued and outstanding: 7,000,000 shares                   70         50
   (August 31, 2002: 5,000,000 shares)

  ADDITIONAL PAID-IN CAPITAL                           99,980          -

  Deficit accumulated during the development stage    (25,967)    (9,810)
                                                    ----------------------
  TOTAL STOCKHOLDERS' EQUITY                           74,083     (9,760)
                                                    ----------------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          106,394         50
                                                    ======================

               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
MEDUSA STYLE CORPORATION
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS
(UNAUDITED)
--------------------------------------------------------------------------------




                                                                   CUMULATIVE FROM
                               THREE MONTHS         NINE MONTHS     INCEPTION ON
                                   ENDED               ENDED       AUGUST 23, 2002
                                  MAY 31,              MAY 31,        TO MAY 31,
                                    2003                2003             2003
                            ------------------------------------------------------
                                     $                   $                $
GENERAL AND ADMINISTRATIVE
  EXPENSES
   Legal fees                        6,372             14,977           16,977
   Business development                  -                  -            6,810
   Audit                               700              2,170            3,170
   Amortization                        160                160              160
   Office expenses
    and banking fees                 1,269              1,350            1,350
                            ------------------------------------------------------
                                     8,501             18,657           28,467
OTHER RECOVERIES
   Gain on settlement of
    accounts payable                     -             (2,500)          (2,500)
                            ------------------------------------------------------
NET LOSS                             8,501             16,157           25,967
                            ======================================================
BASIC LOSS PER SHARE                 (0.00)             (0.00)
                            =====================================
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING          5,666,428          5,244,584
                            =====================================

               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
MEDUSA STYLE CORPORATION
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)
--------------------------------------------------------------------------------

FROM INCEPTION ON AUGUST 23, 2002 TO MAY 31, 2003
                                                                            DEFICIT
                                                                          ACCUMULATED
                                                           ADDITIONAL     DURING THE      TOTAL
                                     COMMON STOCK           PAID-IN       DEVELOPMENT  STOCKHOLDERS'
                                 SHARES        AMOUNT       CAPITAL          STAGE        EQUITY
                               ---------------------------------------------------------------------
                                                  $            $               $            $
BALANCE, AUGUST 23, 2002                -           -             -              -            -
Common stock issued for cash    5,000,000          50             -              -           50

Net loss for the period                 -           -             -         (9,810)      (9,810)
                               ---------------------------------------------------------------------
BALANCE, AUGUST 31, 2002        5,000,000          50             -         (9,810)      (9,760)

Common stock issued for cash    2,000,000          20        99,980              -      100,000

Net loss for the period                 -           -             -        (16,157)     (16,157)
                               ---------------------------------------------------------------------
BALANCE, MAY 31, 2003           7,000,000          70        99,980        (25,967)      74,083
                               =====================================================================

               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
MEDUSA STYLE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                   CUMULATIVE FROM
                                            NINE MONTHS              INCEPTION ON
                                               ENDED               AUGUST 23, 2002
                                              MAY 31,                 TO MAY 31,
                                                2003                     2003
                                          -----------------------------------------
                                                 $                        $
CASH PROVIDED BY:

OPERATING ACTIVITIES
   Loss from operations                       (16,157)                 (25,967)

   Items not requiring cash outlay:
    Amortization                                  160                      160

   Cash provided by changes in
    operating assets and liabilities:
       Accounts payable and
        accrued  liabilities                   (5,743)                     662
       Advances from a
        related party                          28,244                   31,649
                                          -----------------------------------------
NET CASH PROVIDED BY OPERATING
 ACTIVITIES                                     6,504                    6,504
                                          -----------------------------------------
FINANCING ACTIVITIES
                                          -----------------------------------------
 Common stock issued for cash                 100,000                  100,050
                                          -----------------------------------------
NET CASH PROVIDED BY FINANCING
 ACTIVITIES                                   100,000                  100,050
                                          -----------------------------------------
INVESTING ACTIVITIES
                                          -----------------------------------------
     PURCHASE OF CAPITAL ASSETS                (3,178)                  (3,178)
                                          -----------------------------------------
NET CASH USED BY INVESTING
   ACTIVITIES                                  (3,178)                  (3,178)
                                          -----------------------------------------
Increase in cash                              103,326                  103,376
                                          -----------------------------------------
Cash at beginning of period                        50                        -
                                          -----------------------------------------
CASH AT END OF PERIOD                         103,376                  103,376
                                          =========================================

               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
MEDUSA STYLE CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

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

In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal recurring nature. Operating results for the nine month period ended May 31, 2003 are not necessarily indicative of the results that can be expected for the year ended August 31, 2003.

The Company has elected an August 31, 2002 fiscal year end. The accompanying financial statements cover the three month period and the nine month period ended May 31, 2003, and the period from inception on August 23, 2002 through to May 31, 2003.

NOTE 2 -     GOING CONCERN

The Company was incorporated in the State of Nevada on August 23, 2002. It is in the development stage with respect to its business of distributing products to the professional salon industry through the Internet.

During the 3 month period ended May 31, 2003, the Company raised capital in the amount of $100,000 to continue in the development of its business. However, to date the company has not generated any revenue, and it is likely that the Company needs to offer for sale additional common stock to continue the development of its business. There can be no assurance that it will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. The financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

     Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we complete the development of our website, source out suppliers for products to sell and source out customers to buy our products. We believe the technical aspects of our website will be sufficiently developed to use for our operations within 70 days from the completion of our offering. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is investments by others in our company. We must raise cash to implement our project and begin our operations. On May 30, 2003, we completed our public offering by raising $100,000. We sold 2,000,000 shares of our common stock at an offering price of five cents per share.

     Now that we have raised the money from our public offering, we can begin to implement our business plan and commence operations. However, we cannot guarantee that even though we have begun operations, that we will stay in business after operations have commenced. If we are unable to secure enough suppliers to provide us with products at suitably low pricing or enough customers willing to buy the products at higher than the price we have negotiated with our suppliers, we may quickly use up the proceeds from the minimum amount of money from our offering and will need to find alternative sources, such as a second public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash, other than through our initial offering.

     The Company had cash resources of $103,376 as at May 31, 2003, however, we do not know how long the money will last. We believe that it will last a year but with limited funds available to develop growth strategy. If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. If we need more money we will have to revert to obtaining additional money as described in this paragraph. Other than as described in this paragraph, we have no other financing plans.

PLAN OF OPERATION

     We have raised the minimum amount in our public offering ($100,000) and we believe we can satisfy our cash requirements during the next 12 months. We will not be conducting any product research or development. We do not expect to purchase or sell plant or significant equipment. Further, we do not expect significant changes in the number of employees.

     Our specific goal is to profitably sell a comprehensive supply of products on our Internet website to the salon industry and retail customers. We intend to accomplish the foregoing through the following milestones:

1.     Complete our public offering. We completed this as at May 30, 2003.   Now
that we have completed our public offering, we will begin operations.

2. Now that we have completed the offering, we will immediately begin to establish our office and acquire the equipment we need to begin operations. Establishing our office will take approximately 10 days. We believe that it will cost approximately $10,000 to establish our office. A related party had loaned us some money in order for us to buy some office equipment during the quarter just ended. We intend to repay this loan from the proceeds of our offering. We do not intend to hire employees. Our officers and directors will handle our administrative duties.

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

5. Part of our marketing program includes sourcing out and identifying salon owners, operators and purchasing agents who may become potential buyers of products from our website. The process of sourcing out suppliers includes identifying manufacturers, large and small by research into existing databases via the Internet and research in trade magazines and directories. This process will start as soon as our office is operational and will be ongoing during the life of our operationsSourcing customers may consist of telephone surveys and may contain questions that would determine the marketing approach and acceptability of specific products. It will also involve research into existing databases available via the Internet to target and extract the applicable names and contacts to create our own customized database. We intend to look into the databases of salon schools, hairdressing associates, trade magazines as well as telephone directories. Databases for salon schools, hairdressing associates, and trade magazines are publicly available through Internet research, telephone directories, and periodical research. The cost to source and analyze all of the material to identify suitable candidates to develop and maintain the database is estimated to cost $5,000 to $15,000.

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

     To become profitable and competitive, we have to locate and negotiate agreements with manufacturers to offer their products for sale to us at pricing that will enable us to establish and sell the products to our clientele. Now that we have completed our equity financing we have the capital required to implement our operations.

     We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

RESULTS OF OPERATIONS

FROM INCEPTION ON AUGUST 23, 2002 TO MAY 31, 2003

     During the period we incorporated the company, hired the attorney, and hired the auditor for the preparation of our registration statement and completed our offering that raised $100,000. Also during the period, we contracted Concord Business Development to assist in the preparation of a business plan. We contracted Concord Interactive Inc. to create an Internet website with the domain name "medusastyle.com". Our loss since inception is $25,967 of which $16,977 was for legal fees and $3,170 was for audit fees in connection with our offering and the review of our Form 10QSB. $4,310 was for the preparation of the business plan and initial development of the website, $160 was for the amortization of our computer equipment and $1,350 was for general office costs. We spent $3,178 to purchase computer equipment in anticipation of starting our proposed business operations now that we have completed public offering.

     Since inception, we have used our common stock to raise money for corporate expenses and to repay outstanding indebtedness. Net cash provided by the sale of shares from inception on August 23, 2002 to May 31, 2003 was $100,050. In addition, a related party advanced a total of $31,649 to us which must be repaid.

LIQUIDITY AND CAPITAL RESOURCES

     As of the date of this report, we have yet to generate any revenues from our business operations. We issued 5,000,000 shares of common stock through a
Section 4(2) offering in August 2002. This was accounted for as a sale of common stock at $50. We issued 2,000,000 shares of common stock through our public offering that closed on May 30, 2003 that raised $100,000.

     As of May 31, 2003, our total assets were $103,376 in cash and $3,018 in capital assets. Our total liabilities were $32,311 comprising of $31,649 owing to Coreena Hansen, our president and director for payments made for the contracting for the business plan and initial website development, buying computer equipment and general operating expenses; $400 to Hoogendoorn Vellmer, our auditors for audit fees and $262 for general office costs.

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

     Within 90 days prior to the date of this report, the Company's management carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive and Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Company's Chief Executive and Financial Officer concluded that the Company's disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the quarter ended May 31, 2003.

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

                           PART II.  OTHER INFORMATION

 ITEM 2.  CHANGES IN SECURITIES.

     On March 6, 2003, our Form SB-2 registration statement was declared effective by the Securities and Exchange Commission, file no. 333-100749 which registered 4,000,000 shares of common stock.

     Our offering terminated on May 30, 2003 after we sold 2,000,000 of the 4,000,000 shares of registered common stock at an offering price of $0.05 per share. We raised an aggregate of $100,000 from the offering. There was no underwriter for our shares of common stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

   (a)  Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter for which this report is filed.

   (b)  Exhibits

        None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 2nd day of July 2003.
                                               ---

                                                        MEDUSA STYLE CORPORATION
                                                                (REGISTRANT)

                                                 By:        /s/ Coreena Hansen
                                                     ---------------------------
                                                                  Coreena Hansen
                                                 Principal Executive Officer and
                                                     Principal Financial Officer

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

                                                 By:        /s/ Coreena Hansen
                                                    ----------------------------
                                                                  Coreena Hansen
                                                 Principal Executive Officer and
                                                     Principal Financial Officer
                                                                    July 2, 2003

                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of MEDUSA STYLE CORPORATION (the "Company") on Form 10-QSB for the period ended May 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Coreena Hansen, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                             /s/ Coreena Hansen
                                             ------------------
                                             Coreena Hansen
                                             Chief Executive Officer
                                             Chief Financial Officer
                                             July   2nd     2003
                                                  ---------