Form 10KSB
period 2003-08-31
MEDUSA STYLE CORP
filed 2003-11-19
CIK 1200528

FORM 10-KSB


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

--------------------------------------------------------------------------------
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE FISCAL YEAR ENDED - AUGUST 31, 2003
---  ---------------------------------------------------------------------------

OR
---  ---------------------------------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM
--------------------------------------------------------------------------------

                        COMMISSION FILE NUMBER 333-100749

                            MEDUSA STYLE CORPORATION
             (Exact name of registrant as specified in its charter)

NEVADA                                                   98-0389557
(State or other jurisdiction of incorporation or         (Employer
organization)                                            Identification No.)

                          580 HORNBY STREET, SUITE 210
                           VANCOUVER, BRITISH COLUMBIA
                                 CANADA  V6C 3B6
          (Address of principal executive offices, including zip code.)

                                 (604) 687-6991
              (Registrant's telephone number, including area code)

                                       N/A
          (Former Name or Former Address, if changed since last Report)

Securities registered pursuant to Section 12(b) of the Act:     NONE

Securities registered pursuant to Section 12(g) of the Act:     COMMON STOCK

Indicate by check mark whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X ] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for its most recent fiscal year:
     Nil

Indicate by check mark whether the Issuer is an accelerated filed (as defined in Rule 12b-2 of the Act).
YES [ ]   NO [X]

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within the past 60 days.

August 31, 2003 - There are approximately 2,000,000 shares of voting common stock of the Company held by non-affiliates. The aggregate market value of the voting common stock held by non-affiliates on August 31, 2003, computed at which the stock was sold, was $100,000, assuming solely for the purposes of this calculation that the directors and executive officers of the issuer are "affiliates". This determination of affiliate status is not necessarily a conclusive determination for other purposes.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS.

     Not Applicable.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: August 31, 2003 - 7,000,000 shares of Common Stock

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report

Transitional Small Business Issuer Format
   YES [X]   NO [ ]

                                     PART I

ITEM 1.     BUSINESS

THE COMPANY

Medusa Style Corporation was incorporated in the State of Nevada on August 23, 2002. To date, our only activities have been organizational, directed at raising our initial capital and developing our business plan with respect to distributing products to the professional salon industry through the Internet. We haves not commenced commercial operations. We have no full time employees and own no real estate.

BACKGROUND

Since incorporation, we hired the attorney and the auditors for the preparation of the Form SB2 registration statement in order to raise the funds necessary to
implement our business plan.   We contracted Concord Business Development to
assist in the preparation of a business plan. We also contracted Concord Interactive Inc. to create an Internet website with the domain name "medusastyle.com".

On March 6, 2003, the Form SB2 registration statement was declared effective by the Securities and Exchange Commission, file no. 333-100749, which registered 4,000,000 shares of common stock. Our offering was terminated on May 30, 2003 after we sold 2,000,000 of the 4,000,000 shares of registered common stock at an offering price of $0.05 per share. An aggregate of $100,000 was raised from our offering.

IMPLEMENTATION OF BUSINESS PLAN

Our business plan is to develop a website (www.medusastyle.com) that will offer a comprehensive supply of products to the salon industry and to individual retail customers.

PRODUCTS

We intend to offer a comprehensive supply of equipment and products to the salon industry and individual retail customers on our Internet website. These products will be offered at direct-from-manufacturer prices. In addition to offering a vast array of equipment and products, we will pass on industry information to salon owners that we acquire from other salon operators and manufacturers of equipment and products we will sell. We will not seek out such information or pay for such information. We will not charge for the dissemination of such information. We intend to display the information on our website. We have not conducted any marketing studies to determine if there is a demand for such information. The information is part of our marketing program.

A brief list of products we intend to offer is as follows:

Consumables:                            Small hair appliances:

-------------------------------------------------------------
  -    shampoo                            -    hair dryers
  -    conditioners / detanglers          -    curling irons
  -    hairsprays                         -    flat irons
  -    gels                               -    clippers
  -    mousse                             -    foil
  -    pomades / wax                      -    perm rollers
  -    permanent hair dyes                -    velcro rollers
  -    semi permanent hair dyes           -
  -    hair straighteners
  -    nail products - polish, remover
  -    permanent solutions

WEBSITE

We initially engaged Concord Interactive Inc. as our outside technology provider to develop our website. Concord provided the following services and products for the website: disk space, bandwidth, 155 mbit backbone, pop mailboxes, e-mail forwarding, e-mailing aliasing, auto responder, front page support, unlimited FTP access, java chat, hotmetal/miva script, shopping cart, secure transactions signio support, cybercash support and macromedia flash. The foregoing will allow us to make retail sales of salon products, promote our products in an attractive fashion, and communicate with our customers on-line. Concord Interactive subsequently transferred the account to Kekko Enterprises who continues to host our website.

The website is intended to be a destination site for the beauty supply industry. We intend to source out a large network of suppliers all related to the hair/beauty/anti-aging business so that salon owners and purchasing agents would be able to buy all of their products from our website. The site will offer a large array of products and by becoming a "one-stop shopping" destination will significantly enhance the efficiency of the purchasing process simultaneously reducing the time and cost of finding reasonably priced salon products and supplies. We intend to continually source out and negotiate strategic relationships with individual suppliers and manufacturers to offer their products on our website. We intend to negotiate discounted pricing from the manufacturers in exchange for promoting their products to the extensive database of salon owners and purchasing agents that we intend to develop and maintain through our extensive marketing program. We do not intend to sell the names in our database to anyone.

Other than investigating potential technologies in support of our business purpose, we have had no material business operations since inception in August 2002. At present, we have yet to acquire or develop the necessary technology assets in support of our business purpose to become an Internet-based retailer focused on the distribution of salon products.

The Internet is a worldwide medium of interconnected electronic and/or computer networks. Individuals and companies have recently recognized that the communication capabilities of the Internet provide a medium for not only the promotion and communication of ideas and concepts, but also for the presentation and sale of information, goods and services.

CONVENIENT SHOPPING EXPERIENCE

Our online store will provide customers with an easy-to-use Web site. The website will be available 24 hours a day, seven days a week and will be reached from the shopper's home or office. Our online store will enable us to deliver a broad selection of products to customers in rural or other locations that do not have convenient access to physical stores. We also intend to make the shopping experience convenient by categorizing our products into easy-to-shop departments. These include Hair Care Products, Hair Color Products and Nail Products.

CUSTOMER SERVICE

We intend to provide a customer service department via email where consumers can resolve order and product questions. Furthermore, we will insure consumer satisfaction by offering a 30-day money back guarantee. We do not intend to create a reserve account for our guarantee and will pay any refunds from general revenues.

ONLINE RETAIL STORE

We intend to design our Internet store to be a place for individual consumers primarily within the salon industry to purchase salon products. Medusa does not intend to antagonize or lose salon customers by operating an internet store. We intend to sell the manufacturers products allowing the manufacturers to profit. We will not be offering salon services but selling products to salons so they can better provide their services.

SHOPPING AT OUR ONLINE STORE

Our online store will be located at www.medusastyle.com. We believe that the
                                    -------------------
sale of salon products on the Internet can offer attractive benefits to consumers. These include enhanced selection, convenience, quality, ease-of-use, depth of content and information, and competitive pricing. Key features of our online store will include:

BROWSING

Our online store will offer consumers several subject areas and special features arranged in a simple, easy-to-use format intended to enhance product selection. By clicking on a category names, the consumer will move directly to the home page of the desired category and can view promotions and featured products.

SELECTING A PRODUCT AND CHECKING OUT

To purchase products, consumers will simply click on the "add to cart" button to add products to their virtual shopping cart. Consumers will be able to add and subtract products from their shopping cart as they browse around our online store prior to making a final purchase decision, just as in a physical store. To execute orders, consumers click on the "checkout" button and, depending upon whether the consumer has previously shopped at our online store, are prompted to supply shipping details online. We will also offer consumers a variety of wrapping and shipping options during the checkout process. Prior to finalizing an order by clicking the "submit" button, consumers will be shown their total charges along with the various options chosen at which point consumers still have the ability to change their order or cancel it entirely.

PAYING

To pay for orders, a consumer must use a credit card, which is authorized during the checkout process. Charges are assessed against the card when the order is placed. Our online store will use a security technology that works with the most common Internet browsers and makes it virtually impossible for unauthorized parties to read information sent by our consumers.

The estimated price of providing online check out service is $2%-5% of gross revenues. The cost of the online check out service is incorporated into the sales price of the product.

We will offer our customers a full refund for any reason if the customer returns the purchased item within thirty days from the date of sale in the same condition it was sold to the customer. After thirty days, we will not accept any product returns or refund any money to a customer.

SOURCE OF PRODUCTS

We intend to purchase salon products directly from the manufacturer/supplier based upon orders we have already received from customers. A portion of the purchase price, between 40% and 70%, depending on the prices we negotiate with the manufacturer, will be used to acquire the product from the manufacturer. The basis for our mark-ups will be solely determined by us in order to generate a profit and remain competitive with other competitors. The product will be shipped directly from the manufacturer to the customer, thereby eliminating the need for storage space or packaging facilities.

We intend to source out and negotiate with large industry leaders such as Wella and Redken among others to offer their products for sale on our website either directly or via a direct link to their websites. In addition, we intend to locate and negotiate relationships with smaller, new manufacturers to offer their products on a more exclusive basis.

We are not involved in negotiations with any major manufacturers at this time and had not intended to do so until after the offering is complete. The offering was completed on May 30, 2003 and we are now in the process of sourcing major manufacturers to engage in negotiations with us.

REVENUE

We intend to generate revenue from four sources on the website:

     1. Revenues will be generated from the direct sale of products to customers. We would order products on behalf of our customers directly from our suppliers at the time of the order being received from a customer and the products would be shipped directly to the customer. That way we avoid having to carry any inventory that can be costly and become obsolete. We would earn revenue based on the difference between our negotiated price for the product with our suppliers and the price that the customer pays;

     2. Revenues will be generated by fees received for sales that originate from our website and are linked to those manufacturers that we will negotiate relationships with. Our customers would link to the manufacturer's website directly from our site and we would be paid a fee for directing the traffic that result in sales;

     3. We plan to offer banner advertising on our website for new manufacturers hoping to launch new products;

     4. Finally, we plan to earn revenues for special promotions to enable manufacturers to launch new products - we would sell "premium shelf space" on our website.

We intend to develop and maintain a database of all current salon owners, students and apprentices who may become salon owners or purchasing agents listing their specific wants and needs.

We intend to develop and launch an advertising campaign to introduce our website to potential customers. Databases for salon schools, hairdressing associates and trade magazines are publicly available through Internet research, telephone directories and periodical research.

COMPETITION

The electronic commerce market is intensely competitive. The market for information resources is more mature but also intensely competitive. We expect competition to continue to intensify in the future. Competitors include companies with substantial customer bases in the computer and other technical fields. There can be no assurance that we can maintain a competitive position against current or future competitors, particularly those with greater financial, marketing, service, support, technical and other resources. Our failure to maintain a competitive position within the market could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that we will be able to compete successfully against current and future competitors, and competitive pressures faced by us may have a material adverse effect on our business, financial condition and results of operations.

Salonhair.net, vipsalononline.com, spiralhaircase.com, discount-beauty.com and sephora.com offer the same services as us. Upon initiating our website operations, we will be competing with the foregoing, in addition to non-Internet cosmetic and beauty product sales.

We intend to build a website that is easy to use that offers a wide product selection at competitive prices. We believe potential customers would be drawn to our website instead of to other companies they are familiar with because they would able to choose from an array of products, quickly and easily, allowing them the freedom to carry on with their own business.

The beauty supply industry is fragmented and regionalized. Our competitive position within the industry is negligible in light of the fact that we have not started our operations. Older, well-established cosmetic distributors with records of success will attract qualified clients away from us. Since we have not started operations, we cannot compete with them on the basis of reputation. We do expect to compete with them on the basis of price and services. We intend to be able to attract and retain customers by offering a breadth of product selection on our website through our relationships with major manufacturers and on the cutting edge newcomers to the industry. We will offer attractive, competitive pricing and will be responsive to all our customers' needs. We intend to offer the manufacturers advertising to our extensive database of salon owners, apprentices and purchasing agents that we will develop through our extensive marketing and advertising campaign.

Because our officers and directors will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to our officers and directors. As a result, operations may be periodically interrupted or suspended which could result in a reduction of revenues and a cessation of operations.

MARKETING

We intend to market our website in the United States and in Canada through traditional sources such as trade magazines, conventions and conferences, newspaper advertising, billboards, telephone directories and flyers / mailers. We intend to target purchasers of salon products such as salon owners, operators and purchasing agents. We may utilize inbound links that connect directly to our website from other sites. Potential customers can simply click on these links to become connected to our website from search engines and community and affinity sites.

INSURANCE

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party of a products liability action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

EMPLOYEES; IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES.

We are a development stage company and currently have no employees, other than our officers and directors. We intend to hire additional employees on an as needed basis.

OFFICES

Our offices are located at 580 Hornby Street, Suite 210, Vancouver, British Columbia, Canada V6C 3B6. Our telephone number is (604) 687-6991. This is an office leased to our president, Coreena Hansen. Ms. Hansen allows us to use approximately 225 square feet of the office for our operations. Pursuant to an oral agreement with Ms. Hansen, we are paying $100 per month in rent now that our offering has been completed.

GOVERNMENT REGULATION

We are not currently subject to direct federal, state or local regulation other than regulations applicable to businesses generally or directly applicable to electronic commerce. However, the Internet is increasingly popular.

As a result, it is possible that a number of laws and regulations may be adopted with respect to the Internet. These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Furthermore, the growth of electronic commerce may prompt calls for more stringent consumer protection laws. Several states have proposed legislation to limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has also initiated action against at least one online service regarding the manner in which personal information is collected from users and provided to third parties. We will not provide personal information regarding our users to third parties. However, the adoption of such consumer protection laws could create uncertainty in Web usage and reduce the demand for our products.

We are not certain how business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity and export or import matters. The vast majority of such laws were adopted prior to the advent of the Internet. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address such issues could create uncertainty in the Internet market place. Such uncertainty could reduce demand for services or increase the cost of doing business as a result of litigation costs or increased service delivery costs.

In addition, because our products are available over the Internet in multiple states and foreign countries, other jurisdictions may claim that we are required to qualify to do business in each such state or foreign country. We are qualified to do business only in Nevada. Our failure to qualify in a jurisdiction where it is required to do so could subject it to taxes and penalties. It could also hamper our ability to enforce contracts in such jurisdictions. The application of laws or regulations from jurisdictions whose laws currently apply to our business could have a material adverse affect on our business, results of operations and financial condition.
Other than the foregoing, no governmental approval is needed for the sale of our products.

AVAILABLE INFORMATION AND REPORTS TO SECURITIES HOLDERS

We are subject to the information and periodic reporting requirements of the Securities Exchange Act and, accordingly, will file periodic reports, proxy statements and other information with the Securities and Exchange Commission. Such periodic reports, proxy statements and other information will be available for inspection and copying at the Commission's public reference room and the website of Commission's Public Reference Room located at 450 Fifth Street N.W., Washington D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330. The Company's filings with the Commission are also available to the public from the Commission's website at http://www.sec.gov.

ITEM 2.     PROPERTIES.

We currently maintain limited office space occupied by Coreena Hansen, the
Company's President for which we pay $100 per month.   Our address is Suite
210-580 Hornby Street, Vancouver, British Columbia, Canada. We do not believe that we will need to obtain additional office space at any time in the foreseeable future until our business plan is more fully implemented.

ITEM 3.     LEGAL PROCEEDINGS.

We are not a party to any pending litigation and none is contemplated or threatened.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the shareholders during the fourth quarter of fiscal 2003.

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

COMMON STOCK


There is currently no public trading market for our common stock. We are in the process of making application to the National Association of Securities Dealers, Inc. ("NASD") to attempt to have our common stock eligible for quotation on the Over-the Counter Electronic Bulletin Board ("OTCBB"). No assurance can be given that our common shares will be accepted to be eligible for quotation on the OTCBB or whether an active trading market will ever be developed, or if developed, will be maintained.

There are no plans, proposals, arrangements or understandings with any person with regards to the development of a trading market in any of our securities.

HOLDERS

As of August 31, 2003 there were one hundred and four (104) record holders of our common stock.

CASH DIVIDENDS

There have been no cash dividends declared on our common stock. The declaration of any future cash dividend will be at the discretion of our board of directors and will depend upon earnings, if any, our capital requirements and financial position, our general economic conditions and other pertinent conditions.

SECTION 15(G) OF THE EXCHANGE ACT

Our shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) of the Exchange Act also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one-page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

None

USE OF PROCEEDS

FROM MARCH 6, 2003 (EFFECTIVE DATE OF REGISTRATION STATEMENT) TO AUGUST 31, 2003 Our SB2 Registration Statement was declared effective March 6, 2003 (Commission file no. 333-100749). We offered up to a total of 4,000,000 shares of common stock on a self underwritten basis, 2,000,000 shares minimum, 4,000,000 shares maximum at the offering price of $0.05 per share. On May 30, 2003 we completed our public offering by raising $100,000. We sold 2,000,000 shares of our common stock at an offering price of $0.05 per share. No direct or indirect payments were made to directors, officers, general partners of the issuer or their associates in connection with the offering.

From March 6, 2003, the effective date of the Securities Act Registration Statement, to August 31, 2003, from the $100,000 raised, we have incurred $4,612 to purchase computer equipment to establish our office, $1,128 in audit fees, $5,000 in legal fees; $1,886 in general working capital and $1,824 in offering expenses for a total of $14,450.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some discussions in this report may contain forward-looking statements that involve risks and uncertainties. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this report. Such factors include, those discussed in "Risk Factors", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business", as well as those discussed elsewhere in this report. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this Report.

We are a start-up stage corporation and have not started operations or generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that our auditors believe that it is likely that we will need to offer for sale additional common stock to continue the development of our business plan. This is because we have not generated any revenues and no revenues are anticipated until we complete the development of our website, source out suppliers for products to sell and source out customers to buy our products. Accordingly, we will need to raise cash from sources other than operations. Our only other source of cash at this time is investments by others in our company. On May 30, 2003 we completed our public offering by raising $100,000. We sold 2,000,000 shares of our common stock at an offering price of five cents per share.

Now that the funds have been raised from the public offering, we can begin to implement our business plan and commence operations. However, we cannot guarantee that once we begin operations, that we will stay in business after operations have commenced. If we are unable to secure enough suppliers to provide us with products at suitably low pricing or enough customers willing to buy the products at higher than the price we have negotiated with our suppliers, we may quickly use up the proceeds from the money raised from the offering and will need to find alternative sources such as a second public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations. At the present time we have not made any arrangements to raise additional cash.

We had cash resources of $101,059 as at August 31 2003. We do not know how long the money will last, however, we believe that it will be a year but with limited funds available to develop growth strategy. If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.

PLAN OF OPERATION

We have raised $100,000 in our public offering and we believe we can satisfy our cash requirements during the next twelve months. We will not be conducting any product research or development. We do not expect to purchase or sell a plant or significant equipment. We do not expect to hire any employees at this time. Our specific goal is to profitably sell a comprehensive supply of products on our Internet website to the salon industry and retail customers. We intend to accomplish the foregoing through the following milestones:

1. Complete our public offering. We completed this as at May 30, 2003. Now that we have completed our public offering we will begin operations.

2. After we completed the offering as at May 30, 2003, we began to establish our office and acquire the equipment we need to begin operations. We are currently operating out of the space leased by our President. We also purchased certain computer equipment that will enable us to begin the development of our database. We do not intend to hire employees at this time, our officers and directors will handle our administrative duties.

3. Now that we have begun to establish our office, we intend to start contacting and begin negotiations with large industry leaders such as Wella and Redken among others, to offer their products on our website. We also intend to locate smaller, new manufacturers to offer their products on a more exclusive basis. Once we have signed at least one contract, we will have Kekko Enterprises complete the initial development of our website that was started by Concord Interactive. The execution of additional contracts with suppliers and the development of the website will be ongoing during the life of our operations. As more products are added and as our customer database expands, we will have to be continually upgrading the website. We believe that it will cost up to $10,000 in order to have our website initially operational and $5,000 to have our database initially ready to receive information. Both the initial operation of the website and the database will be ready 60 days from the signing of our first contract with a major supplier. At that point we will be able to accept orders for products we will sell. As additional contracts are signed with suppliers, we will up-grade the website. As our customer base increases we will up-grade the database. Both upgrades will be ongoing during the life of our operations. In addition to offering equipment and products, we will pass on industry information to salon owners that we acquire from other salon operators and manufacturers of equipment and products we will sell.

4. As soon as our website is operational, which we had estimated will be approximately 60 days from signing our first contract with a major supplier, we will begin to market our website in the United States and in Canada through traditional sources such as trade magazines, conventions and conferences, newspaper advertising, billboards, telephone directories and flyers / mailers. We intend to target purchasers of salon products such as salon owners, operators and purchasing agents. We may utilize inbound links that connect directly to our website from other sites. Potential customers can simply click on these links to become connected to our website from search engines and community and affinity sites. We believe that it will cost a minimum of $15,000 for our marketing campaign. Marketing is an ongoing matter that will continue during the life of our operations. We also believe that we should begin to see results from our marketing campaign within 30 days from its initiation, or 90 days from signing our first contract with a major supplier.

5. Part of our marketing program includes sourcing out and identifying salon owners, operators and purchasing agents who may become potential buyers of products from our website. The process of sourcing out suppliers includes identifying manufacturers, large and small by research into existing databases via the Internet and research in trade magazines and directories. We have begun this process and it will be ongoing during the life of our operationsSourcing customers may consist of telephone surveys and may contain questions that would determine the marketing approach and acceptability of specific products. It will also involve research into existing databases available via the Internet to target and extract the applicable names and contacts to create our own customized database. We intend to look into the databases of salon schools, hairdressing associates, trade magazines as well as telephone directories. Databases for salon schools, hairdressing associates, and trade magazines are publicly available through internet research, telephone directories, and periodical research. The cost to source and analyze all of the material to identify suitable candidates to develop and maintain the database is estimated to cost $5,000 to $15,000.

6. Within 90 days from the initial launch of our website, we believe that we will begin receiving orders from purchasers.

7. Once the website is fully operational; and we have located and negotiated agreements with a suitable number of suppliers to offer their products for sale; and, we have begun to receive orders for products, we intend to hire 1 or 2 part-time salesperson(s) to call on salon owners/operators and purchasing agents to introduce them to our website. The salesperson(s) will also call on various hair salon product manufacturers to continue to source new products to offer for sale.

In summary, we anticipate that our website will be fully operational within 60 days of signing our first contract with a major supplier. We estimate that we will generate revenue 120 to 180 days after our website becomes fully operational.

Until our website is fully operational, we do not believe that large industry leaders will provide us with their best products or best prices. We believe, however, that once our website is operational and we have developed a significant data base of customers, large industry leaders will provide us with their best products and best prices.

LIMITED OPERATING HISTORY; NEED FOR ADDITIONAL CAPITAL

There is no historical financial information about us upon which to base an evaluation of our performance. We are in start-up stage operations and have not generated any revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

To become profitable and competitive, we have to locate and negotiate agreements with manufacturers to offer their products for sale to us at pricing that will enable us to establish and sell the products to our clientele. If we are unable to secure enough suppliers to provide us with products at suitably low pricing or enough customers willing to buy the products at higher than the price we have negotiated with our suppliers, we may quickly use up the proceeds from the offering and may need additional capital to carry out all of its obligations and business strategies. At the present time we have not made any arrangements to raise additional cash. We have no assurance that future financing will be available to us on acceptable terms, or at all. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

RESULTS OF OPERATIONS

FROM INCEPTION ON AUGUST 23, 2002 TO AUGUST 31, 2003

During the period we incorporated the company, hired the attorney, and hired the auditor for the preparation of our SB2 registration statement. We contracted Concord Business Development to assist in the preparation of a business plan. We contracted Concord Interactive Inc. to create an Internet website with the domain name "medusastyle.com". On May 30, 2003 we completed our public offering by raising $100,000. We sold 2,000,000 shares of our common stock at an offering price of $0.05 per share.

We have begun to establish our office and have purchased some computer equipment to enable us to commence the development of our database. We have begun the initial research for our databases to identify potential suppliers and potential customers.

We incurred a loss of $19,179 for the fiscal year to date and a total loss of $ 28,989 since inception. Since inception, we have incurred $17,252 for legal fees, $4,198 for audit fees in connection with the public offering and review of our Form 10QSB and Form 10KSB, $4,310 was for the preparation of the business plan and initial development of the website, $1,824 for transfer agent fees, $477 for the amortization of our computer equipment and $928 for general office costs. We spent $3,178 to purchase computer equipment to commence the development of our database and initial business operations.

Since inception, we have used our common stock to raise money for corporate expenses and to repay outstanding indebtedness. Net cash provided by the sale of shares from inception on August 23, 2002 to August 31, 2003 was $100,050. In addition, a related party advanced a total of $31,649 to us, which must be repaid.

LIQUIDITY AND CAPITAL RESOURCES

As of the date of this report, we has yet to generate any revenues from our business operations. We issued 5,000,000 shares of common stock through a
Section 4(2) offering in August 2002. This was accounted for as a sale of common stock. We issued 2,000,000 shares of common stock through our public offering that closed on May 30, 2003 that raised $100,000.

As of August 31, 2003, our total assets were $101,059 in cash and $2,701 in net capital assets. Our total liabilities were $32,699 resulting in a working capital position of $68,360. Our liabilities comprised of $31,649 owing to Coreena Hansen, our president and director for payments made for the contracting for the business plan, initial website development, buying computer equipment and general operating expenses; $1,000 to Hoogendoorn Vellmer, our auditors for audit fees and $50 to our transfer agent.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



                          INDEPENDENT AUDITORS' REPORT


To the Shareholders of
Medusa Style Corporation

We have audited the accompanying balance sheets of Medusa Style Corporation (a development stage company) as at August 31, 2003 and 2002, and the statements of operations, stockholders' equity, and cash flows for the year ended August 31, 2003 and the nine day period ended August 31, 2002 and cumulative from inception on August 23, 2002 to August 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medusa Style Corporation (a development stage company) as at August 31, 2003 and 2002 and the results of its operations and its cash flows for the year ended August 31, 2003 and the nine day period ended August 31, 2002 and cumulative from inception on August 23, 2002 to August 31, 2003 in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's business is in the development stage and no revenues have been generated to date. To continue the development of its business, the Company will require further financing, either through issuing shares or debt. These factors together raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also discussed in Note 1. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.






VANCOUVER, CANADA                                        "HOOGENDOORN VELLMER"
SEPTEMBER 24, 2003                                       CHARTERED ACCOUNTANTS

--------------------------------------------------------------------------------------
MEDUSA STYLE CORPORATION
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS
--------------------------------------------------------------------------------------


                                                              AUGUST 31,   AUGUST 31,
AS AT                                                            2003         2002
                                                             -------------------------
                                                                  $            $
                                      ASSETS

CURRENT
   Cash                                                          101,059           50

PROPERTY, PLANT & EQUIPMENT (NOTE 3)                               2,701            -
                                                             -------------------------

TOTAL ASSETS                                                     103,760           50
                                                             =========================


                                    LIABILITIES

CURRENT
   Accounts payable and accrued liabilities                        1,050        6,405
   Due to a related party (Note 4)                                31,649        3,405
                                                             -------------------------

TOTAL LIABILITIES                                                 32,699        9,810
                                                             -------------------------


                               STOCKHOLDERS' EQUITY

COMMON STOCK (NOTE 5)                                                 70           50
Authorized:100,000,000 shares, $0.00001 par value
Issued and outstanding: 7,000,000 shares (2002: 5,000,000)

ADDITIONAL PAID-IN CAPITAL                                        99,980            -

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                 (28,989)      (9,810)
                                                             -------------------------

TOTAL STOCKHOLDERS' EQUITY                                        71,061       (9,760)
                                                             -------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       103,760           50
                                                             =========================


NOTE 1 - ORGANIZATION AND CONTINUANCE OF OPERATIONS


                 SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

--------------------------------------------------------------------------------------------
MEDUSA STYLE CORPORATION
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------------------


                                                                            CUMULATIVE FROM
                                                 YEAR          NINE DAYS      INCEPTION ON
                                                 ENDED           ENDED      AUGUST 23, 2002
                                              AUGUST 31,       AUGUST 31,    TO AUGUST 31,
                                                 2003             2002            2003
                                           -------------------------------------------------
                                                   $               $                $
GENERAL AND ADMINISTRATIVE EXPENSES
   Amortization                                         477             -               477
   Audit                                              3,198         1,000             4,198
   Business development                                   -         6,810             6,810
   Legal fees                                        15,252         2,000            17,252
   Office expenses                                      928             -               928
   Transfer agent fees                                1,824             -             1,824
                                           -------------------------------------------------

                                                     21,679         9,810            31,489
OTHER RECOVERIES
   Gain on settlement of accounts payable            (2,500)            -            (2,500)
                                           -------------------------------------------------

NET LOSS                                             19,179         9,810            28,989
                                           =================================================

BASIC LOSS PER SHARE                                  (0.00)        (0.00)
                                           ===============================

WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING                          5,504,110     5,000,000
                                           ===============================




                           SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

-------------------------------------------------------------------------------------------------
MEDUSA STYLE CORPORATION
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------

FROM INCEPTION ON AUGUST 23, 2002 TO AUGUST 31, 2003



                                                                            DEFICIT
                                                                          ACCUMULATED
                                                           ADDITIONAL      DURING THE      TOTAL
                                     COMMON STOCK           PAID-IN       DEVELOPMENT   STOCKHOLDERS'
                                 SHARES        AMOUNT       CAPITAL          STAGE        EQUITY
                              -----------------------------------------------------------------------
                                    $             $            $               $

BALANCE, AUGUST 23, 2002                  -            -             -               -         -

Common stock issued for cash      5,000,000           50             -               -        50

Net loss for the period                   -            -             -          (9,810)   (9,810)
                              -----------------------------------------------------------------------

BALANCE, AUGUST 31, 2002          5,000,000           50             -          (9,810)   (9,760)

Common stock issued for cash      2,000,000           20        99,980               -   100,000

Net loss for the year                     -            -             -         (19,179)  (19,179)
                              -----------------------------------------------------------------------

BALANCE, AUGUST 31, 2003          7,000,000           70        99,980         (28,989)   71,061
                              =======================================================================





                          SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

---------------------------------------------------------------------------------------------
MEDUSA STYLE CORPORATION
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------


                                                                             CUMULATIVE FROM
                                                  YEAR          NINE DAYS      INCEPTION ON
                                                  ENDED           ENDED      AUGUST 23, 2002
                                               AUGUST 31,       AUGUST 31,    TO AUGUST 31,
                                                  2003             2002            2003
                                            -------------------------------------------------
                                                    $               $                $
 OPERATING ACTIVITIES

   Loss from operations                              (19,179)       (9,810)          (28,989)

   Items not requiring cash outlay:
     - amortization                                      477             -               477

   Cash provided by (used for) changes in
     operating assets and liabilities:
     -  accounts payable and
          accrued  liabilities                        (5,355)        6,405             1,050
     -  due to a related party                        28,244         3,405            31,649
                                            -------------------------------------------------

   Cash provided by operating activities               4,187             -             4,187
                                            -------------------------------------------------

INVESTING ACTIVITIES

     Purchase of capital assets                       (3,178)            -            (3,178)
                                            -------------------------------------------------

     Cash used in investing activities                (3,178)            -            (3,178)
                                            -------------------------------------------------

FINANCING ACTIVITIES

     Common stock issued for cash                    100,000            50           100,050
                                            -------------------------------------------------

     Cash provided by financing activities           100,000            50           100,050
                                            -------------------------------------------------

     Increase in cash                                101,009            50           101,059

CASH AT BEGINNING OF PERIOD                               50             -                 -
                                            -------------------------------------------------

CASH AT END OF PERIOD                                101,059            50           101,059
                                            =================================================

SUPPLEMENTARY DISCLOSURE OF
STATEMENTS OF CASH FLOWS INFORMATION

     Interest expense                                    225             -               225
     Taxes                                                 -             -                 -


                       SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
MEDUSA STYLE CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2003 AND 2002
--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND CONTINUANCE OF OPERATIONS

The Company was incorporated in the State of Nevada on August 23, 2002. It is in the development stage with respect to its business of distributing products to the professional salon industry through the Internet.

During the year ended August 31, 2003, the Company raised capital in the amount of $100,000 to continue in the development of its business. However, to date the company has not generated any revenue, and it is likely that the Company needs to offer for sale additional common stock to continue the development of its business. There can be no assurance that it will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. The financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company has elected an August 31st fiscal year end. The accompanying financial statements cover the initial short fiscal year from inception of the Company on August 23, 2002 to August 31, 2002 and the year ended August 31, 2003.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is initially recorded at cost and amortized to operations over its estimated useful life at the following amortization rates:

     Computer  equipment               30%  per  annum

Property, plant and equipment is written down to its net realizable value if it is determined that its carrying value exceeds the estimated future benefits to the Company.

FOREIGN CURRENCY TRANSLATION

Foreign currency accounts are translated into U.S. dollars as follows:

     (i) Monetary assets and liabilities are translated at the rate of exchange in effect at the balance sheet date;
     (ii) Non-monetary items, except those items which are carried at market value, are translated at historical exchange rates; and
     (iii) Revenue and expense items are translated at the rate of exchange in effect at the time they occur.

Gains or losses arising on foreign currency translation are included in operations in the year in which they are incurred.

--------------------------------------------------------------------------------
MEDUSA STYLE CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2003 AND 2002
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

USE OF ESTIMATES

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FINANCIAL INSTRUMENTS AND FINANCIAL RISK

The Company's financial instruments consist of cash, accounts payable and accrued liabilities, and amounts due to a related party. The fair values of the current assets and liabilities approximate their carrying amounts due to the short-term nature of these instruments.

LOSS PER SHARE

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during each period presented.

INCOME TAXES

The Company accounts for income taxes under an assets and liabilities approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, all expected future events other than enactment of changes in the tax laws or rates are considered.

ADVERTISING COSTS

Advertising costs are charged to operations in the period incurred. In the year ended August 31, 2003 no advertising expenses were incurred (2002: $1,810).


NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

                                     2003                     2002
                    ---------------------------------------  ------

                    Accumulated      Net Book     Net Book
                        Cost       Amortization     Value    Value
                    ------------  --------------  ---------  ------
                         $              $             $        $

Computer equipment         3,178           (477)      2,701       -
                    ===============================================

--------------------------------------------------------------------------------
MEDUSA STYLE CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2003 AND 2002
--------------------------------------------------------------------------------

NOTE 4 - DUE TO A RELATED PARTY

A stockholder is owed $31,649 (2002: $3,405) for expenses paid on behalf of the Company. The amount due is non-interest bearing, has no stated terms of repayment and is unsecured.

NOTE 5 - COMMON STOCK

AUTHORIZED:     100,000,000 shares, $0.00001 par value

ISSUED: The Company has issued 5,000,000 shares for cash consideration of $50 at inception of the Company on August 23, 2002 and 2,000,000 shares for cash consideration of $100,000 during the year ended August 31, 2003.

          There are no shares subject to warrants, agreements or options at August 31, 2003 (August 31, 2002: nil).

NOTE 6 - INCOME TAXES

No provision for income taxes has been made for the periods presented as the Company has incurred net losses.

The potential benefits of the net operating losses carried forward have not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The components of the net deferred tax asset, the statutory tax rate, and the elected amount of the valuation allowance are as follows:

                                                                  CUMULATIVE FROM
                                    YEAR           PERIOD FROM      INCEPTION ON
                                    ENDED           INCEPTION     AUGUST 23, 2002
                                 AUGUST 31,       TO AUGUST 31,    TO AUGUST 31,
                                    2003              2002              2003
                              ----------------------------------------------------
                                     $                  $                 $
Net operating loss carried
forward (expiring 2021-2022)            19,179            9,810            28,989
                              ====================================================

Statutory tax rate                          15%              15%               15%

Effective tax rate                           -                -                 -

Total deferred tax asset                 2,877            1,471             4,345

Less: Valuation allowance               (2,877)          (1,471)           (4,345)
                              ----------------------------------------------------

Net deferred tax asset                       -                -                 -
                              ====================================================

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-KSB. Our financial statements for the period from inception to August 31, 2003, included in this report have been audited by Hoogendoorn Vellmer, Chartered Accountants, 406-455 Granville Street, Vancouver, British Columbia, Canada V6C 1T1 as set forth in their report included herein.

ITEM 8A.     CONTROLS AND PROCEDURES


We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management has carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 (c). Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended August 31, 2003.

There were no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.


                                    PART III

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth the name, age and position of each director and executive officer of Medusa Style Corporation:

NAME AND ADDRESS    AGE  POSITIONS


Coreena Hansen       30  Chief Executive Officer, President, Director

Yin Gertner          43  Director

Janis Douville       54  Chief Financial Officer, Secretary, Treasurer, Director


BACKGROUND OF OFFICERS AND DIRECTORS

Since August 23, 2002, Coreena L. Hansen has been our president, treasurer, and a member of our board of directors. Ms. Hansen has been involved in the corporate and financial management industry for over six years. She has considerable public company experience in the areas of corporate compliance, securities regulatory filings and related legal and accounting requirements. From February 1997 to present, she has maintained the position of Corporate Administration Manager at Wood & Associates, a firm providing management for several public companies. She is the corporate secretary of North American Natural Gas, Inc. (trading symbol-NAGA.), a public company with a license to sell vitamin and mineral products over the Internet. NAGA trades on the OTC-BB. She was a former corporate secretary of Blue Lagoon Ventures (BLG), a mining company trading on the TSX Venture Exchange and Health Anti-Aging Lifestyle Options Inc. (HLOI) a company selling health and wellness products trading on the OTC-BB.

Since August 23, 2002, Yin S. Gertner has been a member of our board of directors. Ms. Gertner brings over ten years experience in the hair salon and esthetics business. She was owner of GMS Enterprises and Tov & Co. Enterprises, both hair salons in Vancouver, British Columbia, Canada from 1979 to 1989. She designed and supervised the construction of both salons. She managed all aspects of the operations by setting accounting and office procedures, maintaining inventory as well as managing the day-to-day operations. From 1989 to July 2001 she worked in the Ministry of the Attorney-General Office of the Province of British Columbia initially as an Executive Administrator and later as a Corporate Trainer providing inside software computer training for support staff and Crown Counsel. From 1994 to current she has maintained a position as a consultant to CEHO Designs Ltd. a company involved in the design and production of active wear. She assists with designing market strategies, developing company policies and providing services to clientele.

Since August 23, 2002, Janis D. Douville has been a member of our board of directors. She recently assumed the position of Chief Financial Officer and Corporate Secretary. Ms. Douville graduated from Success Business College in 1969. From there she completed Pollocks Cosmetology School and was initially employed by Marie's House of Beauty in Winnipeg, Manitoba, Canada for several years. In 1994, after Ms. Douville relocated to Alberta, Canada, she opened and managed a retail outlet, Cavendish House Collectibles, a handmade craft and collectibles shop for several years. From October 1994 to February 1998, Ms. Douville owned and operated Cavendish House Collectibles located in Leduc, Alberta, Canada that was engaged in the business of selling floral arrangements, candles and home decorating items. Since February 1998 Ms. Douville has been self-employed maintaining a hairstyling business servicing a number of select customers on a personal one-to-one basis.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

To our knowledge, during the past five years, our officers and directors has:
(1) not filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) were convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) were the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) were the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) were found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) were found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We are not subject to Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10.     EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us from inception on August 23, 2002 through August 31, 2003, for each or our officers and directors. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

                                      SUMMARY COMPENSATION TABLE

                                                                               LONG-TERM COMPENSATION
                                                                          -------------------------------
                                        ANNUAL COMPENSATION                 AWARDS           PAYOUTS
                               --------------------------------------------------------------------------
                                                                          SECURITIES
NAMES                                                  OTHER     UNDER    RESTRICTED              OTHER
EXECUTIVE                                              ANNUAL   OPTIONS/   SHARES OR              ANNUAL
OFFICER AND                                            COMPEN-    SARS    RESTRICTED     LTIP     COMPEN-
PRINCIPAL             YEAR      SALARY       BONUS     SATION   GRANTED   SHARE/UNITS   PAYOUTS   SATION
POSITION             ENDED       (US$)       (US$)      (US$)     (#)        (US$)       (US$)     (US$)
---------------------------------------------------------------------------------------------------------

Coreena L. Hansen        2003          0            0        0         0             0         0        0
President, CEO,          2002          0            0        0         0             0         0        0
Treasurer,               2001          0            0        0         0             0         0        0
Director

Yin S. Gertner           2003          0            0        0         0             0         0        0
Director                 2002          0            0        0         0             0         0        0
                         2001          0            0        0         0             0         0        0

Janis D. Douville        2003          0            0        0         0             0         0        0
CFO, Secretary,          2002          0            0        0         0             0         0        0
Director                 2001          0            0        0         0             0         0        0


There are no employment agreements with any of our officers and none are being contemplated.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named directors and executive officers.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our directors officers.

OPTION/SAR GRANTS

No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to any executive officers or any directors since our inception, accordingly, no stock options have been exercised by officers or directors in fiscal 2003.

LONG-TERM INCENTIVE PLAN AWARDS

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, our stock price, or any other measure.

COMPENSATION OF DIRECTORS

Our directors do not receive any compensation for serving as members of the board of directors.

INDEMNIFICATION

Pursuant to the articles of incorporation and bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. In certain cases, we may advance expenses incurred in defending any such proceeding. To the extent that the officer or director is successful on the merits in any such proceeding as to which such person is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the state Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933 which may be permitted to directors or officers pursuant to the foregoing provisions, we are informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy, as expressed in the Act and is, therefore unenforceable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth, as of August 31, 2003, the beneficial shareholdings of persons or entities holding five percent or more of our common stock, our directors and executive officers individually, and our directors and officers as a group. Each person has sole voting and investment power with respect to the shares of common stock shown, and all ownership is of record and beneficial.

-------------------------------------------------------------

NAME OF BENEFICIAL OWNER     AMOUNT AND NATURE OF    PERCENT
                              BENEFICIAL OWNER(1)   OF CLASS

Coreena Hansen                           3,000,000    42.86 %
3847 Parker St.
Burnaby, British Columbia
Canada  V5C 3B5
CEO, President and Director

Yin S. Gertner                           1,000,000     14.29%
8388 Ash Street
Vancouver, British Columbia
Canada  V6P 6L2
Director

Janis D. Douville                        1,000,000     14.29%
3902 - 42nd Street
Leduc, Alberta
Canada  T9E 4X4
CFO, Secretary and Director


(All directors and executive officers as a group (3 persons) hold 5,000,000 common shares representing 71.44%)

CHANGES IN CONTROL

To the knowledge of management, there are no present arrangements or pledges of our securities that may result in a change in control of the Company.

EQUITY COMPENSATION PLANS

We haves no compensation plans (including individual compensation arrangements) under which securities are authorized for issuance.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

No director or executive officer of Medusa Style Corporation, and no owner of five percent or more of the Company's outstanding shares or any member of their immediate family has entered into or proposed any transaction in which the amount involved exceeds $60,000.

                                     PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)  Index to Financial Statements

Report of Hoogendoorn Vellmer, Independent Auditors
Balance Sheet as at August 31, 2003 and August 31, 2002
Statement of Operations Accumulated from Date of Inception, August 23, 2002 to August 31, 2003 and years ended August 31, 2003 and August 31, 2002.
Statement of Cash Flow Accumulated from Date of Inception, August 23, 2002 to August 31,2003 and years ended August 31, 2003 and August 31, 2002.
Statement of Stockholders' Deficit from August 23, 2002 (Date of Inception) to August 31, 2003.
Notes to the Financial Statements

(a)(2) These financial statement schedules are omitted because they are not applicable or the information is included in the Financial Statements or Notes thereto appearing in this Annual Report on Form 10-KSB.

(a)(3)  Exhibits

14.1      Code of Ethics
31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer
32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

Exhibits Incorporated by Reference

23.1 Consent of Hoogendoorn Vellmer, Independent Auditors dated October 24, 2003, Filed as an exhibit to our SB2 Registration Statement on October 25, 2002 (file no. 333100749)
3.1 Articles of Incorporation - Filed as an exhibit to Registrant's SB2 Registration Statement on October 25, 2002 (file no. 333100749)
3.2 Bylaws - Filed as an exhibit to Registrant's SB2 Registration Statement on October 25, 2002 (file no. 333100749)
10.1 Contract with Concord Interactive, Inc. (assigned to Kekko Enterprises) Filed as an exhibit to Registrant's SB2 Registration Statement on October 25, 2002 (file no. 333100749)


(b) REPORTS ON FORM 8-K

     None


ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

     1)     Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant, Hoogendoorn Vellmer, Chartered Accountants for the audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2003 - $2,898 - Hoogendoorn Vellmer, Chartered Accountants
2002 - $   700 - Hoogendoorn Vellmer, Chartered Accountants

     2)     Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services the principal accountants that are reasonably related to the performance of the audit or review of financial statements and are not reported in the preceding paragraph:

2003 - $0 - Hoogendoorn Vellmer, Chartered Accountants
2002 - $0 - Hoogendoorn Vellmer, Chartered Accountants

     3)     Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services was rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2003 - $300 - Hoogendoorn Vellmer, Chartered Accountants
2002 - $300 - Hoogendoorn Vellmer, Chartered Accountants

     4)     All Other Fees

The aggregate fees billed in each of the last two fiscal years for the services provided by the principal accountant, other than the services reported in the preceding paragraphs (1), (2) and (3) was:

2003 - $0 - Hoogendoorn Vellmer, Chartered Accountants
2002 - $0 - Hoogendoorn Vellmer, Chartered Accountants

     5)    i)  We do not have any pre-approval policies and procedures.
          ii)  We do not have an audit committee.

     6) The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 18th day of
                                                                   ------
November,  2003.

                                      MEDUSA STYLE CORPORATION
                                      (Registrant)



                                      BY:   /s/ Coreena Hansen
                                            -----------------------------------
                                            Coreena Hansen, President, Principal
                                            Executive Officer and member of
                                            the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

SIGNATURES                                 TITLE                         DATE

/s/ Coreena Hansen     President, Principal Executive Officer, and a  11/18/2003
---------------------
Coreena Hansen         member of the Board of Directors

/s/ Janis Douville     Principal Financial Officer, and a member of   11/18/2003
---------------------
Janis Douville         the Board of Directors