Form 10QSB
period 2003-11-30
MEDUSA STYLE CORP
filed 2003-12-19
CIK 1200528

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

--------------------------------------------------------------------------------
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2003
---  ---------------------------------------------------------------------------
     OR
---  ---------------------------------------------------------------------------
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
---  ---------------------------------------------------------------------------
     For the transition period from to
--------------------------------------------------------------------------------


                       COMMISSION FILE NUMBER: 333-100749

                            MEDUSA STYLE CORPORATION
             (Exact name of registrant as specified in its charter)


     ------------------------------------------------------------------------
     NEVADA                                          98-0389557
     ----------------------------------------------  ------------------------
     (State of other jurisdiction of incorporation   (IRS Employer
     or organization)                                Identification Number)
     ------------------------------------------------------------------------


                          580 HORNBY STREET, SUITE 210
                           VANCOUVER, BRITISH COLUMBIA
                                 CANADA V6C 3B6
                    (Address of principal executive offices)

                                 (604) 687-6991
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of NOVEMBER 30, 2003: 7,000,000.
================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


--------------------------------------------------------------------------------
MEDUSA STYLE CORPORATION
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS
(UNAUDITED)
--------------------------------------------------------------------------------


                                                      NOVEMBER 30,   AUGUST 31,
AS AT                                                     2003          2003
                                                     ---------------------------
                                                          $               $
                                     ASSETS

CURRENT
  Cash                                                      94,486      101,059

PROPERTY, PLANT AND EQUIPMENT                                2,498        2,701
                                                     ---------------------------

TOTAL ASSETS                                                96,984      103,760
                                                     ===========================

                                  LIABILITIES

CURRENT
  Accounts payable and accrued liabilities                     428        1,050
  Advances from a related party                             31,649       31,649
                                                     ---------------------------

TOTAL LIABILITIES                                           32,077       32,699
                                                     ---------------------------

                              STOCKHOLDERS' EQUITY

COMMON STOCK
  Authorized:100,000,000 shares, $0.00001 par value             70           70
  Issued and outstanding: 7,000,000 shares
  (August 31, 2003: 7,000,000 shares)

ADDITIONAL PAID-IN CAPITAL                                  99,980       99,980

Deficit accumulated during the development stage           (35,143)     (28,989)
                                                     ---------------------------

TOTAL STOCKHOLDERS' EQUITY                                  64,907       71,061
                                                     ---------------------------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                                      96,984      103,760
                                                     ===========================


               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
MEDUSA STYLE CORPORATION
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS
(UNAUDITED)
--------------------------------------------------------------------------------


                                                                    CUMULATIVE FROM
                                                                      INCEPTION ON
                                          THREE MONTHS ENDED        AUGUST 23, 2002
                                     NOVEMBER 30,    NOVEMBER 30,   TO NOVEMBER 30,
                                         2003            2002             2003
                                           $               $                $
                                    ------------------------------------------------
GENERAL AND ADMINISTRATIVE
EXPENSES

    Amortization                              203               -               680
    Audit                                     498           1,000             4,696
    Business development                        -               -             6,810
    Legal fees                              1,863             605            19,115
    Office expenses                         2,547             106             3,475
    Transfer agent and filing fees          1,043               -             2,867
                                    ------------------------------------------------

                                           (6,154)         (1,711)          (37,643)
OTHER RECOVERIES
Gain on settlement of
accounts payable                                -           2,500             2,500
                                    ------------------------------------------------

NET (LOSS) INCOME                          (6,154)            789           (35,143)
                                    ================================================

BASIC LOSS PER SHARE                $        0.00   $        0.00
                                    ==============================

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                      7,000,000       7,000,000
                                    ==============================



                   SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
MEDUSA STYLE CORPORATION
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)
--------------------------------------------------------------------------------

FROM INCEPTION ON AUGUST 23, 2002 TO NOVEMBER 30, 2003:


                                                              DEFICIT
                                                            ACCUMULATED
                                                 ADDITIONAL  DURING THE     TOTAL
                                  COMMON STOCK     PAID-IN  DEVELOPMENT  STOCKHOLDERS'
                                SHARES    AMOUNT   CAPITAL     STAGE       EQUITY
                              -------------------------------------------------------
                                             $        $          $          $

BALANCE, AUGUST 23, 2002               -        -         -         -          -

Common stock issued for cash   5,000,000       50         -         -         50

Net loss for the period                -        -         -    (9,810)    (9,810)
                              -------------------------------------------------------

BALANCE, AUGUST 31, 2002       5,000,000       50         -    (9,810)    (9,760)

Common stock issued for cash   2,000,000       20    99,980         -    100,000

Net loss for the year                  -        -         -   (19,179)   (19,179)
                              -------------------------------------------------------

BALANCE, AUGUST 31, 2003       7,000,000       70    99,980   (28,989)    71,061

Net loss for the period                -        -         -    (6,154)    (6,154)
                              -------------------------------------------------------

BALANCE, NOVEMBER 30, 2003     7,000,000       70    99,980   (35,143)   (64,907)
                              =======================================================



                    SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

-----------------------------------------------------------------------------------------
MEDUSA STYLE CORPORATION
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
(UNAUDITED)
-----------------------------------------------------------------------------------------


                                                                         CUMULATIVE FROM
                                                                           INCEPTION ON
                                              THREE MONTHS ENDED         AUGUST 23, 2002
                                          NOVEMBER 30,    NOVEMBER 30,   TO NOVEMBER 30,
                                              2003            2002             2003
                                               $                $                $
                                         ------------------------------------------------

OPERATING ACTIVITIES

(Loss) income from operations                   (6,154)            789           (35,143)

Items not requiring cash outlay:
   - amortization                                  203               -               680

Cash provided by (used for) changes in
operating assets and liabilities:
-  accounts payable and
  accrued  liabilities                            (622)         (2,405)              428
-  advances from a related party                     -           8,244            31,649
                                         ------------------------------------------------

  Cash (used in) provided by
  operating activities                          (6,573)          6,628            (2,386)
                                         ------------------------------------------------

INVESTING ACTIVITIES

  Purchase of capital assets                         -               -            (3,178)
                                         ------------------------------------------------

  Cash used in investing activities                  -               -            (3,178)
                                         ------------------------------------------------

FINANCING ACTIVITIES

  Common stock issued for cash                       -               -           100,050
                                         ------------------------------------------------

  Cash provided by financing activities              -               -           100,050
                                         ------------------------------------------------

  Increase in cash                              (6,573)          6,628            94,486

CASH AT BEGINNING OF PERIOD                    101,059              50                 -
                                         ------------------------------------------------

CASH AT END OF PERIOD                           94,486           6,678            94,486
                                         ================================================

SUPPLEMENTARY DISCLOSURE OF
STATEMENTS OF CASH FLOWS INFORMATION

   Interest expense                                 61               -               286
   Taxes                                             -               -                 -


                    SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
MEDUSA STYLE CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------


NOTE 1 -     BASIS OF PRESENTATION

These unaudited financial statements have been prepared in accordance with the instructions to SEC Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such instructions. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto as at August 31, 2003 filed with the Company's Form 10-KSB for the year then ended.

In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal recurring nature. Operating results for the three month period ended November 30, 2003 are not necessarily indicative of the results that can be expected for the year ended August 31, 2004.


NOTE 2 -     GOING CONCERN

The Company was incorporated in the State of Nevada on August 23, 2002. It is in the development stage with respect to its business of distributing products to the professional salon industry through the Internet.

During the year ended August 31, 2003, the Company raised capital in the amount of $100,000 to continue in the development of its business. However, to date the company has not generated any revenue, and it is likely that the Company needs to offer for sale additional common stock to continue the development of its business. There can be no assurance that it will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. Such limitations could have a material adverse effect on the Company's financial condition or operations. These factors together raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

     This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions,
or words which, by their nature, refer to future events.   You should not place
undue certainty on these forward-looking statements, which apply only as of the date of our report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

     The Company had cash resources of $94,486 as at November 30, 2003, however, we do not know how long the money will last. We believe that it will last a year but with limited funds available to develop growth strategy. If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. If we need more money we will have to revert to obtaining additional money as described in this paragraph. Other than as described in this paragraph, we have no other financing plans.

PLAN OF OPERATION

     We have raised the minimum amount in our public offering ($100,000) and we believe we can satisfy our cash requirements during the next 12 months. We will not be conducting any product research or development. We do not expect to purchase or sell any facilities or significant equipment. Further, we do not expect significant changes in the number of employees, currently at zero.

     Our specific goal is to profitably sell a comprehensive supply of products on our Internet website to the salon industry and retail customers. We intend to accomplish the foregoing through the following milestones:

1.     Complete our public offering. We completed this as at May 30, 2003.   Now
that we have completed our public offering, we will begin operations.

2. After we completed the offering on May 30, 2003, we began to establish our office and to acquire the equipment we need to begin operations. We are currently operating out of the space leased by our President. We also purchased certain computer equipment that will enable us to begin the development of our database. We do not intend to hire employees at this time, our officers and directors will handle our administrative duties.

3. Now that we have established our office, we intend to begin contacting and negotiating with large industry leaders such as Wella and Redken among others, to offer their products on our website. We also intend to locate smaller, new manufacturers to offer their products on a more exclusive basis. Once we have signed at least one contract, we will have Kekko Enterprises
complete the initial development our website.   The execution of additional
contracts with suppliers and the development of the website will be ongoing during the life of our operations. As more products are added and as our customer database expands, we will have to be continually upgrading the website. We believe that it will cost up to $10,000 in order to have our website initially operational and $5,000 to have our database initially ready to receive information. Both the initial operation of the website and the database will be ready approximately 60 days from the signing of our first contract with a major supplier. At that time we will be able to accept orders for products we will sell. As additional contracts are signed with suppliers, we will up-grade the website. As our customer base increases we will up-grade the database. Both upgrades will be ongoing during the life of our operations. In addition to offering equipment and products, we will pass on industry information to salon owners that we acquire from other salon operators and manufacturers of equipment and products we will sell.

     We have begun the process of developing our database by initiating the setup of the Maximizer Enterprise program into our computer system. Maximizer
Enterprise is a sales and customer management program.   It acts as a central
library or database to store vital sales and marketing information. It store lists of information, performs fast searches of the stored information and creates unique company contact links. We have begun the process of customizing the Maximizer program for our own requirements. We are sourcing out and identifying area salon owners, operations and purchasing agents who may become our potential clients and entering those contacts into the central database. In doing so, we can better identify the current market product needs and wants of our potential customers. We are currently focusing on the initial targeted test area of Vancouver, British Columbia, Canada and Seattle, Washington.

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

5. Part of our marketing program includes sourcing out and identifying salon owners, operators and purchasing agents who may become potential buyers of products from our website. The process of sourcing out suppliers includes identifying manufacturers, large and small by research into existing databases via the Internet and research in trade magazines and directories. We have started this process using the Maximizer Enterprise sales and customer management program. This process will be ongoing during the life of our operations. Sourcing customers may consist of telephone surveys and may contain questions that would determine the marketing approach and acceptability of
specific products.   It will also involve research into existing databases
available via the Internet to target and extract the applicable names and contacts to create our own customized Maximizer Enterprise database. We intend to look into the databases of salon schools, hairdressing associates, trade magazines as well as telephone directories. Databases for salon schools, hairdressing associates, and trade magazines are publicly available through Internet research, telephone directories, and periodical research. The cost to source and analyze all of the material to identify suitable candidates to develop and maintain the database is estimated to cost $5,000 to $15,000.

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

     In summary, our website should be fully operational within 60 days of signing our first contract with a major supplier which we had estimated to be 100 days of completing our offering. It is taking longer to initiate negotiations for a contract with a major supplier than we had anticipated. We had estimated that we would generate revenue 120 to 180 days after we begin operations by establishing our offices. We now estimate that we will generate revenues 120 to 180 days after we successfully sign our first contract with a major supplier.

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


RESULTS OF OPERATIONS

FROM INCEPTION ON AUGUST 23, 2002 TO NOVEMBER 30, 2003

     During the period we incorporated the company, hired the attorney, hired the auditor for the preparation of our registration statement and completed our offering that raised $100,000. We contracted Concord Business Development to assist in the preparation of a business plan. We contracted Concord Interactive Inc. to create an Internet website with the domain name "medusastyle.com".
This contract was subsequently transferred to Kekko Enterprises.   We
established our initial offices and have begun to work on our database. We have begun the process of contacting several major manufacturers to try to negotiate a contract to offer their products for sale on our website.

     Our loss since inception is $35,143 of which $19,115 was for legal fees and $4,696 was for audit fees in connection with our offering and the review of our Forms 10KSB and 10QSB. $4,310 was for the preparation of the business plan and initial development of the website, $680 was for the amortization of our computer equipment, $2,867 was for transfer agent and filing fees and $3,475 was for general office costs. We spent $3,178 to purchase computer equipment.

     Since inception, we have used our common stock to raise money for corporate expenses and to repay outstanding indebtedness. Net cash provided by the sale of shares from inception on August 23, 2002 to November 30, 2003 was $100,050. In addition, a related party advanced a total of $31,649 to us which must be repaid.

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

     As of November 30, 2003, our total assets were $94,486 in cash and $2,498 in capital assets. Our total liabilities were $32,077 comprising of $31,649 owing to Coreena Hansen, our president and director for payments made for the contracting for the business plan and initial website development, buying computer equipment and general operating expenses and $428 to Hoogendoorn Vellmer, our auditors for audit fees.


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

     Our management carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive and Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to
Exchange Act Rule 13a-15(e).   Based upon the foregoing, the Company's Chief
Executive and Financial Officer concluded that the Company's disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the quarter ended November 30, 2003.

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

     From March 6, 2003, the effective date of the Securities Act Registration Statement, to November 30, 2003, from the $100,000 raised, we have incurred $5,638 to purchase computer equipment and establish our office, $1,626 in audit fees, $6,863 in legal fees, $110 for additional website development, $500 for fees relating to our database, $1,824 in offering fees, and $4,461 in general working capital for a total of $21,022.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Reports on Form 8-K
     No reports on Form 8-K were filed during the quarter for which this report is filed.

(b)  Exhibits
     None

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of
                                                                    -----
December  2003.

                             MEDUSA STYLE CORPORATION
                             (Registrant)



                             BY:  /s/ Coreena Hansen
                                  ------------------
                                  Coreena Hansen, President, Principal Executive Officer and member of the Board of Directors




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.


SIGNATURES                               TITLE                          DATE

/s/ Coreena Hansen       President, Principal Executive Officer,     12/15/2003
------------------       and a member of the Board of Directors
Coreena Hansen


/s/ Janis Douville       Principal Financial Officer, and a          12/15/2003
------------------       member of the Board of Directors
Janis Douville