Form 10QSB
period 2004-02-29
MEDUSA STYLE CORP
filed 2004-04-15
CIK 1200528

======================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2004
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 29, 2004: 7,000,000.

=======================================================================

MEDUSA STYLE CORPORATION (A Development Stage Company) Balance Sheets (Unaudited)

	February 29	August 31,
As at	2004	2003

        $

         $

ASSETS

Current
Cash	92,467	101,059

Property, Plant and Equipment	2,311	2,701

TOTAL ASSETS	94,778	103,760

LIABILITIES

Current
Accounts payable and accrued liabilities	877	1,050
Advances from a related party	31,649	31,649

TOTAL LIABILITIES	32,526	32,699

STOCKHOLDERS’ EQUITY

Common Stock
Authorized:100,000,000 shares, $0.00001 par value	70	70
Issued and outstanding: 7,000,000 shares

Additional Paid-In Capital	99,980	99,980

Deficit Accumulated During the Development Stage	(37,798)	(28,989)

TOTAL STOCKHOLDERS’ EQUITY	62,252	71,061

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	94,778	103,760

        NOTE 1 – BASIS OF PRESENTATION

        NOTE 2 – GOING CONCERN

See accompanying Notes to the Financial Statements

MEDUSA STYLE CORPORATION (A Development Stage Company) Statements of Operations (Unaudited)

					Cumulative
					From Inception
					Of the
					Development
					Stage on
					August 23,
	For the Three	For the Six			2002 through
	Months	Months			February
	ended	ended			29, 2004
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003	February 29, 2004
	$	$	$	$	$
Revenue	-	-	-	-	-

General and Administrative Expenses

Amortization	187	-	390	-	867
Audit fees	749	470	1,247	1,470	5,445
Business development	711	-	711	-	7,521
Legal fees	-	8,000	1,863	8,605	19,115
Office and administration (recoveries)	525	(25)	3,074	81	4,002
Transfer agent and filing fees	482	-	1,524	-	3,348
	(2,654)	(8,445)	(8,809)	(10,156)	(40,298)

Other Recoveries
Gain on settlement of accounts payable	-	-	-	2,500	2,500
Net Loss	(2,654)	(8,445)	(8,809)	(7,656)	(37,798)
Basic Loss Per Share	0.00	0.00	0.00	0.00
Weighted Average Number of Shares Outstanding	7,000,000	5,000,000	7,000,000	5,000,000

See accompanying Notes to the Financial Statements

MEDUSA STYLE CORPORATION (A Development Stage Company) Statement of Stockholders’ Equity (Unaudited)

  From Inception on August 23, 2002 to February 29, 2004:

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity
		$	$	$	$

Balance, August 23, 2002	-	-	-	-	-

Common stock issued for cash	5,000,000	50	-	-	50

Net loss for the period	-	-	-	(9,810)	(9,810)

Balance, August 31, 2002	5,000,000	50	-	(9,810)	(9,760)

Common stock issued for cash	2,000,000	20	99,980	-	100,000

Net loss for the year	-	-	-	(19,179)	(19,179)

Balance, August 31, 2003	7,000,000	70	99,980	(28,989)	71,061

Net loss for the period	-	-	-	(8,809)	(8,809)

Balance, February 29, 2004	7,000,000	70	99,980	(37,798)	(62,252)

See accompanying Notes to the Financial Statements

MEDUSA STYLE CORPORATION (A Development Stage Company) Statements of Cash Flows (Unaudited)

			Cumulative from
			Inception on
	Six Months ended		August 23, 2002
	February 29,	February 28,	to February 29,
	2004	2003	2004
	$	$	$

Operating activities

(Loss) from operations	(8,809)	(7,656)	(37,798)

Items not requiring cash outlay:
- amortization	390	-	867

Cash provided by (used for) changes in
operating assets and liabilities:
- accounts payable and
accrued liabilities	(173)	(5,981)	877
- advances from a related party	-	18,244	31,649

Cash (used in) provided by operating activities	(8,592)	4,607	(4,405)

Investing activities

Purchase of capital assets	-	-	(3,178)

Cash used in investing activities	-	-	(3,178)

Financing activities

Common stock issued for cash	-	-	100,050

Cash provided by financing activities	-	-	100,050

Increase in cash	(8,592)	4,607	92,467

Cash at beginning of period	101,059	50	-

Cash at end of period	92,467	4,657	92,467

Supplementary Disclosure of Statements of Cash Flows Information

Interest expense	105	-	330
Taxes	-	-	-

See accompanying Notes to the Financial Statements

MEDUSA STYLE CORPORATION (A Development Stage Company) Notes to the Financial Statements (Unaudited)

NOTE 1 -	Basis of Presentation

These unaudited financial statements have been prepared in accordance with the instructions to SEC Form 10-QSB.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such instructions.  These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto as at August 31, 2003 filed with the Company’s Form 10-KSB for the year then ended.

In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal recurring nature.  Operating results for the three month and six month periods ended February 29, 2004 are not necessarily indicative of the results that can be expected for the year ended August 31, 2004.

NOTE 2 -	Going Concern

The Company was incorporated in the State of Nevada on August 23, 2002. It is in the development stage with respect to its business of distributing products to the professional salon industry through the Internet.

During the year ended August 31, 2003, the Company raised capital in the amount of $100,000 to continue in the development of its business. However, to date the Company has not generated any revenue, and it is likely that the Company needs to offer for sale additional common stock to continue the development of its business.  There can be no assurance that it will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. Such limitations could have a material adverse effect on the Company’s financial condition or operations.  These factors together raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

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

Now that we have raised the money from our public offering, we have begun to implement our business plan and commence operations.   However, we cannot guarantee that even though we have begun operations, that we will stay in business after operations have commenced.  If we are unable to secure enough suppliers to provide us with products at suitably low pricing or enough customers willing to buy the products at higher than the price we have negotiated with our suppliers, we may quickly use up the proceeds from the minimum amount of money from our offering and will need to find alternative sources, such as a second public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations.  At the present time, we have not made any arrangements to raise additional cash, other than through our initial offering.

The Company had cash resources of $92,467 as at February 29, 2004, however, we do not know how long the money will last.  We believe that it will last a year but with limited funds available to develop growth strategy.  If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.  If we need more money we may have to revert to obtaining additional money in such ways as a second public offering, a private placement of securities, or loans from our officers to maintain our operations. Other than as described in this paragraph, we have no other financing plans.

Plan of Operation

We have raised the minimum amount in our public offering ($100,000) and we believe we can satisfy our cash requirements during the next 12 months. We will not be conducting any product development.  We do not expect to purchase or sell any facilities or significant equipment.  Further, we do not expect significant changes in the number of employees, currently at zero.

Our specific goal is to profitably sell a comprehensive supply of products on our Internet website to the salon industry and retail customers. We intend to accomplish the foregoing through the following milestones:

1.

Complete our public offering. We completed this as at May 30, 2003.   Now that we have completed our public offering, we have begun operations.

2.

After we completed the offering on May 30, 2003, we began to establish our office and to acquire the equipment we need to begin operations.  We are currently operating out of the space leased by our President.  We also purchased certain computer equipment that will enable us to begin the development of our database.  We do not intend to hire employees at this time; our officers and directors will handle our administrative duties.

3.

Now that we have established our office, we have begun contacting large industry leaders, to offer their products on our website.  We also intend to locate smaller, new manufacturers to offer their products on a more exclusive basis.  Once we have signed at least one contract, we will have Kekko Enterprises complete the initial development our website.   The execution of additional contracts with suppliers and the development of the website will be ongoing during the life of our operations.  As more products are added and as our customer database expands, we will have to be continually upgrading the website.  We believe that it will cost up to $10,000 in order to have our website initially operational and $5,000 to have our database initially ready to receive information.  Both the initial operation of the website and the database will be ready approximately 60 days from the signing of our first contract with a major supplier.  At that time we will be able to accept orders for products we will sell.  As additional contracts are signed with suppliers, we will up-grade the website. As our customer base increases we will up-grade the database. Both upgrades will be ongoing during the life of our operations.  In addition to offering equipment and products, we will pass on industry information to salon owners that we acquire from other salon operators and manufacturers of equipment and products we will sell.

.

We have contracted Hercules Design, a local graphic design company based out of Vancouver, B.C. Canada, to design and create a company brochure, logo and corporate identity for us to send out to large industry leaders such as Wella or Redken.  It is our opinion that a solid corporate identity will provide for a more dynamic introduction to Medusa Style Corporation and our website www.medusastyle.com and enable us to more effectively negotiate and obtain contracts with the leading industry suppliers as it is taking longer than originally anticipated to secure a contract with a major supplier.

We have also had t-shirts affixed with the Medusa Style logo made to enclose with the brochure and corporate identity package for the industry leaders.  We intend to send out our new corporate identity packages to the industry leaders in hopes of securing a contract.

4.

As soon as our website is operational, which we had estimated will be approximately 60 days from signing our first contract with a major supplier, we will begin to market our website in the United States and in Canada through traditional sources such as trade magazines, conventions and conferences, newspaper advertising, billboards, telephone directories and flyers / mailers.  We intend to target purchasers of salon products such as salon owners, operators and purchasing agents.  We may utilize inbound links that connect directly to our website from other sites.  Potential customers can simply click on these links to become connected to our website from search engines and community and affinity sites.  We believe that it will cost a minimum of $15,000 for our marketing campaign.  Marketing is an ongoing matter that will continue during the life of our operations.  We believe that we should begin to see initial results from our marketing campaign within 30 days from its initiation, or 90 days from signing our first contract with a major supplier. Part of our marketing program includes sourcing out and identifying salon owners, operators and purchasing agents who may become potential buyers of products from our website.  The process of sourcing out suppliers includes identifying manufacturers, large and small by research into existing databases via the Internet and research in trade magazines and directories.  We have started this process using the Maximizer Enterprise sales and customer management program.  We have begun the process of developing our database by initiating the setup of the Maximizer Enterprise program into our computer system.  Maximizer Enterprise is a sales and customer management program.   It acts as a central library or database to store vital sales and marketing information.  It store lists of information, performs fast searches of the stored information and creates unique company contact links.  We have begun the process of customizing the Maximizer program for our own requirements.  We are sourcing out and identifying area salon owners, operations and purchasing agents who may become our potential clients and entering those contacts into the central database.  In doing so, we can better identify the current market product needs and wants of our potential customers.  We are currently focusing on the initial targeted test area of Vancouver, British Columbia, Canada and Seattle; WashingtonThis process will be ongoing during the life of our operations.  It will also involve research into existing databases available via the Internet to target and extract the applicable names and contacts to create our own customized Maximizer Enterprise database.  We intend to look into the databases of salon schools, hairdressing associates, trade magazines as well as telephone directories.  Databases for salon schools, hairdressing associates, and trade magazines are publicly available through Internet research, telephone directories, and periodical research.

The new Medusa Style Corporation brochures will be used as part of the marketing program. We intend to mail out our new brochures along with surveys that contain questions that would determine the marketing approach and acceptability of specific products once a contract has been secured.  The brochure will also provide an introduction to our website www.medusastyle.com.  We will draw upon those potential customers of salon owners, operators and purchasing agents we have sourced out and entered into our Maximizer database as identified in our targeted area of Vancouver, British Columbia and Seattle, Washington.The cost to source and analyze all of the material to identify all suitable candidates to develop and maintain the database is estimated to cost $5,000 to $15,000.

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

Results of operations

From Inception on August 23, 2002 to February 29, 2004

During the period we incorporated the company, hired the attorney, hired the auditor for the preparation of our registration statement and completed our offering that raised $100,000.  We contracted Concord Business Development to assist in the preparation of a business plan.  We contracted Concord Interactive Inc. to create an Internet website with the domain name "medusastyle.com".   This contract was subsequently transferred to Kekko Enterprises.   We established our initial office and have begun to work on our database.  We have begun the process of contacting several major manufacturers to try to negotiate a contract to offer their products for sale on our website.

Our loss since inception is $37,798 of which $19,115 was for legal fees and $5,445 was for audit fees in connection with our offering and the review of our Forms 10KSB and 10QSB.  $7,521 was for the preparation of the business plan and initial business development, $867 was for the amortization of our computer equipment, $3,348 was for transfer agent and filing fees and $4,002 was for general office costs. We spent $3,178 to purchase computer equipment.

Since inception, we have used our common stock to raise money for corporate expenses and to repay outstanding indebtedness.  Net cash provided by the sale of shares from inception on August 23, 2002 to February 29, 2004 was $100,050.  In addition, a related party advanced a total of $31,649 to us, which must be repaid.

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

As of February 29, 2004, our total assets were $92,467 in cash and $2,311 in capital assets. Our total liabilities were $32,526 comprising of $31,649 owing to Coreena Hansen, our President and Director for payments made for the contracting for the business plan and initial website development, buying computer equipment and general operating expenses, $428 to Hoogendoorn Vellmer, our auditors for audit fees … $299 to Hercules Graphic Design for brochure and corporate identity, $100 to Wood & Associates for Edgar filings and $50 to our transfer agent, Signature Stock Transfer Inc. for fees.

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

Our management carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive and Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e).   Based upon the foregoing, the Company's Chief Executive and Financial Officer concluded that the Company's disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the quarter ended February 29, 2004.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

Part II.  OTHER INFORMATION

Item 2.  Changes in Securities.

Our SB2 Registration Statement was declared effective March 6, 2003 (Commission file no. 333-100749).  We offered up to a total of 4,000,000 shares of common stock on a self-underwritten basis, 2,000,000 shares minimum, 4,000,000 shares maximum at the offering price of $0.05 per share.  On May 30, 2003 we completed our public offering by raising $100,000.  We sold 2,000,000 shares of our common stock at an offering price of $0.05 per share.  No direct or indirect payments were made to directors, officers, general partners of the issuer or their associates in connection with the offering.

From March 6, 2003, the effective date of the Securities Act Registration Statement, to February 29, 2004, from the $100,000 raised, we have incurred $5,937 to purchase computer equipment and establish our office, $2,054 in audit fees, $6,863 in legal fees, $110 for additional website development, $500 for fees relating to our database, $1,824 in offering fees, and $5,675 in general working capital for a total of $23,676.

Item 6.  Exhibits and Reports on Form 8-K.

(a)

Reports on Form 8-K

No reports on Form 8-K were filed during the quarter for which this report is filed.

(b)

Exhibits

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th_ day of April 2004.

MEDUSA STYLE CORPORATION (Registrant)

BY:	/s/ Coreena Hansen Coreena Hansen, President, Principal Executive Officer and member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date
/s/ Coreena Hansen	President, Principal Executive Officer,	04/14/2004
Coreena Hansen	and a member of the Board of Directors

/s/ Janis Douville	Principal Financial Officer, and a	04/14/2004
Janis Douville	member of the Board of Directors