Form 10QSB
period 2004-05-31
MEDUSA STYLE CORP
filed 2004-07-13
CIK 1200528

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED May 31, 2004
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Yes [ X ] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 31, 2004: 7,000,000.

=======================================================================

PART I – FINANCIAL INFORMATION

MEDUSA STYLE CORPORATION (A Development Stage Company) Balance Sheets (Unaudited)

As at	May 31, 2004	August 31, 2003

        $

         $

ASSETS

Current
Cash	87,153	101,059

Property, Plant and Equipment	2,667	2,701

TOTAL ASSETS	89,820	103,760

LIABILITIES

Current
Accounts payable and accrued liabilities	671	1,050
Advances from a related party	31,649	31,649

TOTAL LIABILITIES	32,320	32,699

STOCKHOLDERS’ EQUITY

Common Stock
Authorized:100,000,000 shares, $0.00001 par value	70	70
Issued and outstanding: 7,000,000 shares

Additional Paid-In Capital	99,980	99,980

Deficit Accumulated During the Development Stage	(42,550)	(28,989)

TOTAL STOCKHOLDERS’ EQUITY	57,500	71,061

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	89,820	103,760

        NOTE 1 – BASIS OF PRESENTATION

        NOTE 2 – GOING CONCERN

See accompanying Notes to the Financial Statements

MEDUSA STYLE CORPORATION (A Development Stage Company) Statements of Operations (Unaudited)

	For the Three Months ended	For the Nine Months ended			Cumulative from Inception of the Development Stage on August 23, 2002 through
	May 31, 2004	May 31, 2003	May 31, 2004	May 31, 2003	May 31, 2004
	$	$	$	$	$
General and Administrative Expenses

Amortization	286	160	676	160	1,153
Audit fees	514	700	1,761	2,170	5,959
Business development	3,035	-	3,746	-	10,556
Legal fees	-	6,372	1,863	14,977	19,115
Office and administration	506	1,269	3,580	1,350	4,508
Transfer agent and filing fees	411	-	1,935	-	3,759
	(4,752)	(8,501)	(13,561)	(18,657)	(45,050)

Other Recoveries

Gain on settlement of accounts payable	-	-	-	2,500	2,500
Net Loss	(4,750)	(8,501)	(13,561)	(16,157)	(42,550)
Basic Loss Per Share	(0.00)	(0.00)	(0.00)	(0.00)
Weighted Average Number of Shares Outstanding	7,000,000	5,666,428	7,000,000	5,244,584

See accompanying Notes to the Financial Statements

MEDUSA STYLE CORPORATION (A Development Stage Company) Statement of Stockholders’ Equity (Unaudited)

  From Inception on August 23, 2002 to May 31, 2004:

	Common Stock		Additional Paid-In	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity
		$	$	$	$

Balance, August 23, 2002	-	-	-	-	-

Common stock issued for cash	5,000,000	50	-	-	50

Net loss for the period	-	-	-	(9,810)	(9,810)

Balance, August 31, 2002	5,000,000	50	-	(9,810)	(9,760)

Common stock issued for cash	2,000,000	20	99,980	-	100,000

Net loss for the year	-	-	-	(19,179)	(19,179)

Balance, August 31, 2003	7,000,000	70	99,980	(28,989)	71,061

Net loss for the period	-	-	-	(13,561)	(13,561)

Balance, May 31, 2004	7,000,000	70	99,980	(42,550)	57,500

See accompanying Notes to the Financial Statements

MEDUSA STYLE CORPORATION (A Development Stage Company) Statements of Cash Flows (Unaudited)

	Nine Months ended		Cumulative from Inception on August 23, 2002
	May 31,	May 31,	to May 31,
	2004	2003	2004
	$	$	$

Operating activities

(Loss) from operations	(13,561)	(16,157)	(42,550)

Items not requiring cash outlay:
- amortization	676	160	1,153

Cash provided by (used for) changes in
operating assets and liabilities:
- accounts payable and
accrued liabilities	(379)	(5,743)	671
- advances from a related party	-	28,244	31,649

Cash (used in) provided by operating activities	(13,264)	6,504	(9,077)

Investing activities

Purchase of capital assets	(642)	(3,178)	(3,820)

Cash used in investing activities	(642)	(3,178)	(3,820)

Financing activities

Common stock issued for cash	-	100,000	100,050

Cash provided by financing activities	-	100,000	100,050

(Decrease) Increase in cash	(13,906)	103,326	87,153

Cash at beginning of period	101,059	50	-

Cash at end of period	87,153	103,376	87,153

Supplementary Disclosure of Statements of Cash Flows Information

Interest expense	41	-	371
Taxes	-	-	-

See accompanying Notes to the Financial Statements

MEDUSA STYLE CORPORATION (A Development Stage Company) Notes to the Financial Statements (Unaudited)

NOTE 1 -	Basis of Presentation

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

In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal recurring nature.  Operating results for the three month and nine month periods ended May 31, 2004 are not necessarily indicative of the results that can be expected for the year ended August 31, 2004.

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

The Company had cash resources of $87,153 as at May 31, 2004, however, we do not know how long the money will last.  We believe that it will last a year but with limited funds available to develop growth strategy.  If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.  If we need more money we may have to revert to obtaining additional money in such ways as a second public offering, a private placement of securities, or loans from our officers to maintain our operations. Other than as described in this paragraph, we have no other financing plans.

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

3.

Now that we have established our office, we have begun contacting large industry leaders, to offer their products on our website.  We also intend to locate smaller, new manufacturers to offer their products on a more exclusive basis.  Once we have signed at least one contract, we will have Kekko Enterprises complete the initial development of our website.   The execution of additional contracts with suppliers and the development of the website will be ongoing during the life of our operations.  As more products are added and as our customer database expands, we will have to be continually upgrading the website.  We believe that it will cost up to $10,000 in order to have our website initially operational and $5,000 to have our database initially ready to receive information.  Both the initial operation of the website and the database will be ready approximately 60 days from the signing of our first contract with a major supplier.  At that time we will be able to accept orders for products we will sell.  As additional contracts are signed with suppliers, we will up-grade the website. As our customer base increases we will up-grade the database. Both upgrades will be ongoing during the life of our operations.  In addition to offering equipment and products, we will pass on industry information to salon owners that we acquire from other salon operators and manufacturers of equipment and products we will sell.

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

We have had t-shirts affixed with the Medusa Style logo made to enclose with the brochure and corporate identity package for the industry leaders.  During the quarter, we had our brochures printed and have begun to send out our new corporate identity packages to industry leaders in hopes of securing a contract.  To date, we have not yet secured a contract with an industry leader.  We intend to continue to focus on disseminating our corporate identity packages to introduce medusastyle.com to further industry leaders as well as begin to make contact with the smaller new manufacturers in order to secure our first  contract.

4.

As soon as our website is operational, which we had estimated will be approximately 60 days from signing our first contract with a major supplier, we will begin to market our website in the United States and in Canada through traditional sources such as trade magazines, conventions and conferences, newspaper advertising, billboards, telephone directories and flyers / mailers.  We intend to target purchasers of salon products such as salon owners, operators and purchasing agents.  We may utilize inbound links that connect directly to our website from other sites.  Potential customers can simply click on these links to become connected to our website from search engines and community and affinity sites.  We believe that it will cost a minimum of $15,000 for our marketing campaign.  Marketing is an ongoing matter that will continue during the life of our operations.  We believe that we should begin to see initial results from our marketing campaign within 30 days from its initiation, or 90 days from signing our first contract with a major supplier. Part of our marketing program includes sourcing out and identifying salon owners, operators and purchasing agents who may become potential buyers of products from our website.  The process of sourcing out suppliers includes identifying manufacturers, large and small by research into existing databases via the Internet and research in trade magazines and directories.  We have started this process using the Maximizer Enterprise sales and customer management program.  We have begun the process of developing our database by initiating the setup of the Maximizer Enterprise program into our computer system.  Maximizer Enterprise is a sales and customer management program.   It acts as a central library or database to store vital sales and marketing information.  It store lists of information, performs fast searches of the stored information and creates unique company contact links.  We have begun the process of customizing the Maximizer program for our own requirements.  We are sourcing out and identifying area salon owners, operations and purchasing agents who may become our potential clients and entering those contacts into the central database.  In doing so, we can better identify the current market product needs and wants of our potential customers.  We are currently focusing on the initial targeted test area of Vancouver, British Columbia, Canada and Seattle, Washington.  This process will be ongoing during the life of our operations.  It will also involve research into existing databases available via the Internet to target and extract the applicable names and contacts to create our own customized Maximizer Enterprise database.  We intend to look into the databases of salon schools, hairdressing associates, trade magazines as well as telephone directories.  Databases for salon schools, hairdressing associates, and trade magazines are publicly available through Internet research, telephone directories, and periodical research.

5.

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

Results of operations

From Inception on August 23, 2002 to May 31, 2004

During the period we incorporated the company, hired the attorney, hired the auditor for the preparation of our registration statement and completed our offering that raised $100,000.  We contracted Concord Business Development to assist in the preparation of a business plan.  We contracted Concord Interactive Inc. to create an Internet website with the domain name "medusastyle.com".   This contract was subsequently transferred to Kekko Enterprises.   We established our initial office and have begun to work on our database.  We have had a company brochure, logo and corporate identity packages created for us by Hercules Design.  We have begun the process of contacting several major manufacturers to try to negotiate a contract to offer their products for sale on our website.  Our loss since inception is $42,550 of which $19,115 was for legal fees and $5,959 was for audit fees in connection with our offering and the review of our Forms 10KSB and 10QSB.  $10,556 was for the preparation of the business plan and initial business development, $1,153 was for the amortization of our computer and office equipment, $3,759 was for transfer agent and filing fees and $4,508 was for general office costs. We spent $3,820 to purchase computer and office equipment.

Since inception, we have used our common stock to raise money for corporate expenses and to repay outstanding indebtedness.  Net cash provided by the sale of shares from inception on August 23, 2002 to May 31, 2004 was $100,050.  In addition, a related party advanced a total of $31,649 to us, which must be repaid.

Liquidity and capital resources

As of the date of this report, we have yet to generate any revenues from our business operations. We issued 5,000,000 shares of common stock through a Section 4(2) offering in August 2002. This was accounted for as a sale of common stock at $50.  We issued 2,000,000 shares of common stock through our public offering that closed on May 30, 2003 and raised $100,000.

As of May 31, 2004, our total assets were $89,820, comprising $87,153 in cash and $2,667 in capital assets. Our total liabilities were $32,320 comprising of $31,649 owing to Coreena Hansen, our President and Director for payments made for the contracting for the business plan and initial website development, buying computer equipment and general operating expenses, $471 to Hoogendoorn Vellmer, our auditors for audit fees, $150 to Edgarfilings and $50 to our transfer agent, Signature Stock Transfer Inc. for fees.

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

Our management carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive and Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e).   Based upon the foregoing, the Company's Chief Executive and Financial Officer concluded that the Company's disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the quarter ended May 31, 2004.

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

From March 6, 2003, the effective date of the Securities Act Registration Statement, to May 31, 2004, from the $100,000 raised, we have incurred $6,879 to purchase computer equipment and establish our office, $2,567 in audit fees, $6,863 in legal fees, $110 for additional website development, $500 for fees relating to our database, $1,824 in offering fees, $2,500 for business development, $1,246 for marketing and $6,579 in general working capital for a total of $29,070.

Item 6.  Exhibits and Reports on Form 8-K.

(a)

Exhibits

31.1      Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2      Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1      Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2      Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 7th day of July 2004.

MEDUSA STYLE CORPORATION (Registrant)

BY:	/s/ Coreena Hansen Coreena Hansen, President, Principal Executive Officer and member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date
/s/ Coreena Hansen	President, Principal Executive Officer,	07/07/2004
Coreena Hansen	and a member of the Board of Directors

/s/ Janis Douville	Principal Financial Officer, and a	07/07/2004
Janis Douville	member of the Board of Directors