Form 10KSB
period 2004-08-31
MEDUSA STYLE CORP
filed 2004-11-29
CIK 1200528

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended - August 31, 2004
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from

Commission file number 333-100749

MEDUSA STYLE CORPORATION
(Name of small business in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	98-0389557 (Employer Identification No.)

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☒ NO ☐

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
State issuer’s revenues for its most recent fiscal year:
Nil

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregrate market value of the common equity held by non-affiliates on the basis on reasonable assumptions, if the assumptions are stated.

November 1, 2004 - There are approximately 2,000,000 shares of voting common stock of the Company held by non-affiliates. The aggregate market value of the voting common stock held by non-affiliates on August 31, 2004, computed at which the stock was sold, was $100,000, assuming solely for the purposes of this calculation that the directors and executive officers of the issuer are “affiliates”. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS.

Not Applicable.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: November 1, 2004 - 7,000,000 shares of Common Stock

DOCUMENTS INCORPORATED BY REFERENCE

A description of “Documents Incorporated by Reference” is contained in Item 13 of this Report

Transitional Small Business Issuer Format
YES ☒ NO ☐

PART I

ITEM 1.	BUSINESS

The Company

Medusa Style Corporation was incorporated in the State of Nevada on August 23, 2002. To date, our only activities have been directed at raising our initial capital and developing our business plan with respect to distributing products to the professional salon industry through the Internet. We have not commenced commercial operations. We have no full time employees and own no real estate.

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

We contracted Concord Business Development to assist in the preparation of a business plan. We also contracted Concord Interactive Inc. to create an Internet website with the domain name “medusastyle.com”. The contract was subsequently transferred to Kekko Enterprises/Will Kuo. We have established our office and begun work on our database. We had a company brochure, logo and corporate identity package created for us. We have contacted several major manufacturers to attempt to negotiate a contract to offer their products for sale on our website. To date, we have not yet been successful in negotiating a contract with a manufacturer to offer their products on our website.

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

A brief list of products we intend to offer is as follows:

Consumables:		Small hair appliances:
- - - - - - - - - - -	shampoo conditioners / detanglers hairsprays gels mousse pomades / wax permanent hair dyes semi permanent hair dyes hair straighteners nail products - polish, remover permanent solutions	- - - - - - -	hair dryers curling irons flat irons clippers foil perm rollers velcro rollers

Website

We initially engaged Concord Interactive Inc. as our outside technology provider to develop our website. The contract has since been transferred to Kekko Enterprises to host our site and Will Kuo to complete the design. The following services and products will be provided for on the website: disk space, bandwidth, 155 mbit backbone, pop mailboxes, e-mail forwarding, e-mailing aliasing, auto responder, front page support, unlimited FTP access, java chat, hotmetal/miva script, shopping cart, secure transactions signio support, cybercash support and macromedia flash. The foregoing will allow us to make retail sales of salon products, promote our products in an attractive fashion, and communicate with our customers on-line.

The website is intended to be a destination site for the beauty supply industry. We have begun to source out a large network of suppliers all related to the hair/beauty/anti-aging business so that salon owners and purchasing agents would be able to buy all of their products from our website. The site will offer a large array of products and by becoming a "one-stop shopping" destination and will significantly enhance the efficiency of the purchasing process simultaneously reducing the time and cost of finding reasonably priced salon products and supplies. We intend to continually source out and negotiate strategic relationships with individual suppliers and manufacturers to offer their products on our website. We intend to negotiate discounted pricing from the manufacturers in exchange for promoting their products to the extensive database of salon owners and purchasing agents that we intend to develop and maintain through our extensive marketing program. We do not intend to sell the names in our database to anyone.

We have investigated potential technologies in support of our business purpose however we have had no material business operations since inception in August 2002. At present, we have yet to acquire or develop the necessary assets in support of our business purpose to become an Internet-based retailer focused on the distribution of salon products.

The Internet is a worldwide medium of interconnected electronic and/or computer networks. Individuals and companies have recognized that the communication capabilities of the Internet provide a medium for not only the promotion and communication of ideas and concepts, but also for the presentation and sale of information, goods and services.

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

Shopping at our Online Store

Our online store will be located at www.medusastyle.com. We believe that the sale of salon products on the Internet can offer attractive benefits to consumers. These include enhanced selection, convenience, quality, ease-of-use, depth of content and information, and competitive pricing. Key features of our online store will include:

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

The estimated price of providing online check out service is 2%-5% of gross revenues. The cost of the online check out service will be incorporated into the sales price of the product.

We will offer our customers a full refund for any reason if the customer returns the purchased item within thirty days from the date of sale in the same condition it was sold to the customer. After thirty days, we will not accept any product returns or refund any money to the customer.

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

We have begun to develop and maintain a database of all current salon owners in the Vancouver, British Columbia and Seattle, Washington area. Databases for salon schools, hairdressing associates and trade magazines are publicly available through Internet research, telephone directories and periodical research.

We intend to further develop an advertising campaign to introduce our website to potential customers.

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

Vipsalononline.com, spiralhaircase.com, discount-beauty.com and sephora.com and other websites offer the same services as us. Upon initiating our website operations, we will be competing with the foregoing, in addition to non-Internet cosmetic and beauty product sales.

We intend to build a website that is easy to use that offers a wide product selection at competitive prices. We believe potential customers will be drawn to our website instead of to other companies they are familiar with because they would be able to choose from an array of products, quickly and easily, allowing them the freedom to carry on with their own business.

The beauty supply industry is fragmented and regionalized. Our competitive position within the industry is negligible in light of the fact that we have not started to generate revenue. Older, well-established cosmetic distributors with records of success will attract qualified clients away from us. We cannot yet compete with them on the basis of reputation. We do expect to compete with them on the basis of price and services. We intend to be able to attract and retain customers by offering a breadth of product selection on our website through our relationships with major manufacturers and on the cutting edge newcomers to the industry. We will offer attractive, competitive pricing and will be responsive to all our customers' needs. We intend to offer the manufacturers advertising to our extensive database of salon owners and purchasing agents that we will develop through our extensive marketing and advertising campaign.

Because our officers and directors will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to our officers and directors. As a result, operations may be periodically interrupted or suspended which could result in a reduction of revenues and a cessation of operations.

Marketing

We intend to market our website in the United States and in Canada through traditional sources such as trade magazines, conventions and conferences, newspaper advertising, billboards, telephone directories and flyers / mailers. We have begun to target purchasers of salon products such as salon owners, operators and purchasing agents in Vancouver, British Columbia and Seattle, Washington. We may later utilize inbound links that connect directly to our website from other sites. Potential customers can simply click on these links to become connected to our website from search engines and community and affinity sites.

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

Employees; Identification of Certain Significant Employees.

We currently have no employees, other than our officers and directors. We intend to hire additional employees on an as needed basis.

Offices

Our office is located at 580 Hornby Street, Suite 210, Vancouver, British Columbia, Canada V6C 3B6. Our telephone number is (604) 687-6991. This space is an office occupied by our president, Coreena Hansen.

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

Available Information and Reports to Securities Holders

We are subject to the information and periodic reporting requirements of the Securities Exchange Act and, accordingly, will file periodic reports, proxy statements and other information with the Securities and Exchange Commission. Such periodic reports, proxy statements and other information will be available for inspection and copying at the Commission’s public reference room and the website of Commission’s Public Reference Room located at 450 Fifth Street N.W., Washington D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330. The Company’s filings with the Commission are also available to the public from the Commission’s website at http://www.sec.gov.

ITEM 2.	PROPERTIES.

We currently maintain limited office space occupied by Coreena Hansen, the Company’s President for which we pay $100 per month. Our address is Suite 210-580 Hornby Street, Vancouver, British Columbia, Canada. We do not believe that we will need to obtain additional office space at any time in the foreseeable future until our business plan is more fully implemented.

ITEM 3.	LEGAL PROCEEDINGS.

We are not a party to any pending litigation and none is contemplated or threatened.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the shareholders during fiscal 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Common Stock

There is currently no public trading market for our common stock. We are in the process of making application to the National Association of Securities Dealers, Inc. (“NASD”) to attempt to have our common stock eligible for quotation on the Over-the- Counter Electronic Bulletin Board (“OTCBB”). No assurance can be given that our common shares will be accepted to be eligible for quotation on the OTCBB or whether an active trading market will ever be developed, or if developed, will be maintained.

There are no plans, proposals, arrangements or understandings with any person with regards to the development of a trading market in any of our securities.

Holders

As of August 31, 2004 there were one hundred and three (103) record holders of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None

Use of Proceeds - From March 6, 2003 (Effective Date of Registration Statement) to August 31, 2004

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

From March 6, 2003, the effective date of the Securities Act Registration Statement, to August 31, 2004, from the $100,000 raised, we have incurred $8,445 to purchase computer equipment and establish our office, $1,246 in marketing and advertising, $7,832 in audit fees, $8,636 in legal fees; $110 on our website, $1,580 in general working capital, $500 to develop the database, $2,500 on business development and $4,509 in transfer agent fees for a total of $35,358.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-looking Statements

Some discussions in this report may contain forward-looking statements that involve risks and uncertainties. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this report. Such factors include, those discussed in Management’s Discussion and Analysis of Financial Condition and Plan of Operation” and “Business”, as well as those discussed elsewhere in this report. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this Report.

We have not yet generated or realized any revenues from our business.

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

We have begun to implement our business plan. However, we cannot guarantee that having begun operations, that we will stay in business after operations have commenced. If we are unable to secure enough suppliers to provide us with products at suitably low pricing or enough customers willing to buy the products at higher than the price we have negotiated with our suppliers, we may quickly use up the proceeds from the money raised from the offering and will need to find alternative sources such as a second public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations. At the present time we have not made any arrangements to raise additional cash.

We had cash resources of $85,680 as at August 31, 2004. We do not know how long the money will last, however, we believe that it will be a year but with limited funds available to develop growth strategy. If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.

Plan of Operation

We raised $100,000 in our public offering and believe we can satisfy our cash requirements during the next twelve months. We do not expect to purchase or sell a plant or significant equipment. We do not expect to hire any employees at this time, currently at zero.

Our specific goal is to profitably sell a comprehensive supply of products on our Internet website to the salon industry and retail customers. We intend to accomplish the foregoing through the following milestones:

1.  Complete our public offering. We completed this as at May 30, 2003. Now that we have completed our public offering, we have begun to implement our business plan.

2.      After we completed the offering on May 30, 2003, we began to establish our office and to acquire the equipment we need to begin operations. We are currently operating out of the space leased by our President. We also purchased certain computer equipment that has enabled us to begin the development of our database. We do not intend to hire employees at this time; our officers and directors handle our administrative duties.

3.   Now that we have established our office, we have begun contacting large industry leaders, to offer their products on our website. We have also located smaller, new manufacturers to offer their products on a more exclusive basis. Once we have signed at least one contract, we will have Will Kuo complete the initial development of our website. The execution of additional contracts with suppliers and the development of the website will be ongoing during the life of our operations. As more products are added and as our customer database expands, we will be continually upgrading the website. We believe that it will cost up to $10,000 in order to have our website initially operational and $5,000 to have our database initially ready to receive information. Both the initial operation of the website and the database will be ready approximately 60 days from the signing of our first contract with a major supplier. At that time we will be able to accept orders for products we will sell. As additional contracts are signed with suppliers, we will up-grade the website. As our customer base increases we will up-grade the database. Both upgrades will be ongoing during the life of our operations. In addition to offering products, we will pass on industry information to salon owners that we acquire from other salon operators and manufacturers of products we will sell.

We have contracted Hercules Design, a local graphic design company based out of Vancouver, B.C. Canada, to design and create a company brochure, logo and corporate identity for us to send out to large industry leaders such as Wella or Redken. It is our opinion that a solid corporate identity will provide for a more dynamic introduction to Medusa Style Corporation and our website www.medusastyle.com and enable us to more effectively negotiate and obtain contracts with the leading industry suppliers. It is taking longer than originally anticipated to secure a contract with a major supplier and to date we have not successfully negotiated a contract.

We had t-shirts affixed with the Medusa Style logo made to enclose with the brochure and corporate identity package for the industry leaders. We had our brochures printed and have begun to send out our new corporate identity packages to industry leaders in hopes of securing a contract. To date, we have not yet secured a contract with an industry leader. We continue to focus on disseminating our corporate identity packages to introduce medusastyle.com to further industry leaders as well as make contact with the smaller new manufacturers in order to secure our first contract.

4.  As soon as our website is operational, which we estimate will be approximately 60 days from signing our first contract with a supplier, we will begin to market our website in the United States and in Canada through traditional sources such as trade magazines, conventions and conferences, newspaper advertising, billboards, telephone directories and flyers / mailers. We intend to target purchasers of salon products such as salon owners, operators and purchasing agents. We may utilize inbound links that connect directly to our website from other sites. Potential customers can simply click on these links to become connected to our website from search engines and community and affinity sites. We believe that it will cost a minimum of $15,000 for our marketing campaign. Marketing is an ongoing matter that will continue during the life of our operations. We believe that we should begin to see initial results from our marketing campaign within 30 days from its initiation, or 90 days from signing our first contract with a major supplier.

Part of our marketing program includes sourcing out and identifying salon owners, operators and purchasing agents who may become potential buyers of products from our website. The process of sourcing out suppliers includes identifying manufacturers, large and small by research into existing databases via the Internet and research in trade magazines and directories. We have started this process using the Maximizer Enterprise sales and customer management program. We have begun the process of developing our database by initiating the setup of the Maximizer Enterprise program into our computer system. Maximizer Enterprise is a sales and customer management program. It acts as a central library or database to store vital sales and marketing information. It store lists of information, performs fast searches of the stored information and creates unique company contact links. We have begun the process of customizing the Maximizer program for our own requirements. We are sourcing out and identifying area salon owners, operations and purchasing agents who may become our potential clients and entering those contacts into the central database. In doing so, we can better identify the current market product needs and wants of our potential customers. We are currently focusing on the initial targeted test area of Vancouver, British Columbia, Canada and Seattle, Washington. This process will be ongoing during the life of our operations. It involves research into existing databases available via the Internet to target and extract the applicable names and contacts to create our own customized Maximizer Enterprise database. We are looking into the databases of salon schools, hairdressing associates, trade magazines as well as telephone directories. Databases for salon schools, hairdressing associates, and trade magazines are publicly available through Internet research, telephone directories, and periodical research.

The Medusa Style Corporation brochures will be used as part of our marketing program. We intend to mail out our new brochures along with surveys that contain questions that would determine the marketing approach and acceptability of specific products once a contract has been secured. The brochure will also provide an introduction to our website www.medusastyle.com. We will draw upon those potential customers of salon owners, operators and purchasing agents we have sourced out and entered into our Maximizer database as identified in our targeted area of Vancouver, British Columbia and Seattle, Washington.The cost to source and analyze all of the material to identify all suitable candidates to develop and maintain the database is estimated to cost $5,000 to $15,000.

5.   Within 90 days from the initial launch of our website, we believe that we will begin receiving orders from purchasers.

6.   Once the website is fully operational; we have located and negotiated agreements with a suitable number of suppliers to offer their products for sale; and, we have begun to receive orders for products, we intend to hire 1 or 2 part-time salesperson(s) to call on salon owners/operators and purchasing agents to introduce them to our website. The salesperson(s) will also call on various hair salon product manufacturers to continue to source new products to offer for sale.

In summary, our website should be fully operational within 60 days of signing our first contract with a major supplier. It is taking longer to initiate negotiations for a contract with a major supplier than we had anticipated. We had estimated that we would generate revenue 120 to 180 days after establishing our office. We now estimate that we will generate revenues 120 to 180 days after we successfully sign our first contract with a major supplier.

Until our website is fully operational, we do not believe that large industry leaders will provide us with their best products or best prices. We believe, however, that once our website is operational and we have developed at significant database of customers, industry leaders will provide us with their best products and best prices.

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

Results of operations

From Inception on August 23, 2002 to August 31, 2004

From inception we incorporated the company, hired the attorney, hired the auditor for the preparation of our registration statement and completed our offering that raised $100,000. On May 30, 2003 we completed our public offering by raising $100,000. We sold 2,000,000 shares of our common stock at an offering price of $0.05 per share.

We contracted Concord Business Development to assist in the preparation of our business plan. We contracted Concord Interactive Inc. to create an Internet website with the domain name "medusastyle.com". This contract was subsequently transferred to Kekko Enterprises/Will Kuo. We established our initial office and have begun to work on our database. We have had a company brochure, logo and corporate identity packages created for us by Hercules Design. We have begun the process of contacting several major manufacturers to try to negotiate a contract to offer their products for sale on our website. To date, we have not secured a contract. Our loss since inception is $48,324 of which $19,240 was for legal fees and $9,832 was for audit fees in connection with our offering and the review of our Forms 10KSB and 10QSB. $10,556 was for the preparation of the business plan and initial business development, $1,448 was for the amortization of our computer and office equipment, $4,509 was for transfer agent and filing fees and $5,239 was for general office costs.

We have established our office and have purchased computer equipment to enable us to commence the development of our database. We have begun the research for our database to identify potential suppliers and potential customers.

Since inception, we used our common stock to raise money for corporate expenses and to repay outstanding indebtedness. Net cash provided by the sale of shares from inception on August 23, 2002 to August 31, 2003 was $100,050. In addition, a related party advanced a total of $31,649 to us, which must be repaid.

Liquidity and capital resources

As of the date of this report, we have yet to generate any revenues from our business operations. We issued 5,000,000 shares of common stock through a Section 4(2) offering in August 2002. This was accounted for as a sale of common stock for $50. We issued 2,000,000 shares of common stock through our public offering that closed on May 30, 2003 that raised $100,000.

As of August 31, 2004, our total assets were $85,680 in cash and $3,165 in net capital assets. Our total liabilities were $37,119 resulting in a working capital position of $51,726. Our liabilities comprised of $31,649 owing to Coreena Hansen, our president and director for payments made for the contracting for the business plan, initial website development, buying computer equipment and general operating expenses; $3,852 to Hoogendoorn Vellmer, our auditors for audit fees, $350 to Edgarfilings, $125 to Conrad Lysiak our legal counsel, $50 to Signature Stock Transfer Inc., the transfer agent and $1,093 for computer services and equipment.

ITEM 7.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements for Medusa Style Corporation are at the end of this Report.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-KSB. Our financial statements for the period from inception to August 31, 2004, included in this report have been audited by Hoogendoorn Vellmer, Chartered Accountants, 406-455 Granville Street, Vancouver, British Columbia, Canada V6C 1T1 as set forth in their report included herein.

ITEM 8A.	CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b)   Changes in Internal Control over Financial Reporting: There were no changes in the Company's internal control over financial reporting identified in connection with the Company evaluation of these controls as of the end of the period covered by this report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

 The following table sets forth the name, age and position of each director and executive officer of Medusa Style Corporation:

Name and Address	Age	Positions

Coreena Hansen Janis Douville	30 55	Chief Executive Officer, President, Director Chief Financial Officer, Secretary, Treasurer, Director

Background of officers and directors

Since August 23, 2002, Coreena L. Hansen has been our president, treasurer, and a member of our board of directors. Ms. Hansen has been involved in the corporate and financial management industry for over eight years. She has considerable public company experience in the areas of corporate compliance, securities regulatory filings and related legal and accounting requirements. From February 1997 to present, she has maintained the position of Corporate Administrator at Wood & Associates, a firm providing management for several public companies. She is the corporate secretary of North American Natural Gas, Inc. (trading symbol-NAGA.), a public company with a license to sell vitamin and mineral products over the Internet. NAGA trades on the OTC-BB. She was a former corporate secretary of Blue Lagoon Ventures (BLG), a mining company trading on the TSX Venture Exchange and Health Anti-Aging Lifestyle Options Inc. (HLOI) a company selling health and wellness products trading on the OTC-BB.

Since August 23, 2002, Janis D. Douville has been a member of our board of directors. In 2003, She assumed the position of Chief Financial Officer and Corporate Secretary. Ms. Douville graduated from Success Business College in 1969. From there she completed Pollocks Cosmetology School and was initially employed by Marie's House of Beauty in Winnipeg, Manitoba, Canada for several years. In 1994, after Ms. Douville relocated to Alberta, Canada, she opened and managed a retail outlet, Cavendish House Collectibles, a handmade craft and collectibles shop for several years. From October 1994 to February 1998, Ms. Douville owned and operated Cavendish House Collectibles located in Leduc, Alberta, Canada that was engaged in the business of selling floral arrangements, candles and home decorating items. Since February 1998 Ms. Douville has been self-employed maintaining a hairstyling business servicing a number of select customers on a personal one-to-one basis.

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

Compliance with Section 16(a) of the Exchange Act

To the best knowledge of the Company, the director, officer and person who beneficially owned more than ten percent of the Company’s common stock filed timely reports in compliance with Section 16(a).

Audit Committee

We do not have an audit committee or an audit committee charter.

Audit Committee Financial Expert

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted at this time.

Code of Ethics

The Company has adopted a code of business conduct and ethics for its directors, officers and any future employees. The Code of Ethics is attached at the end of this report as Exhibit 14.1.

Family Relationships

N/A

ITEM 10.	EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us from inception on August 23, 2002 through August 31, 2004, for each or our officers and directors. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

SUMMARY COMPENSATION TABLE
Long-Term Compensation
		Annual Compensation				Awards	Payouts
Name and Principal Position	Year Ended	Salary (US$)	Bonus (US$)	Other Annual Compen- sation (US$)	Under Options/ SARs Granted (#)	Securities Restricted Shares or Restricted Share/Units (US$)	LTIP Payouts (US$)	Other Annual Compen- sation (US$)
Coreena L. Hansen President, CEO, Director	2004 2003 2002	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Janis D. Douville CFO, Secretary, Director	2004 2003 2002	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

There are no employment agreements with any of our officers and none are being contemplated.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our directors and officers.

Option/SAR Grants

No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to any executive officers or any directors since our inception, accordingly, no stock options have been exercised by officers or directors in fiscal 2004.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, our stock price, or any other measure.

Compensation of Directors

There are no standard arrangements pursuant to which the Company’s director is compensated for services provided as director.

Employment Contracts and Termination of Employment and Change- in -Control Arrangements

Yin S. Gertner resigned from the Board of Directors on February 2, 2004. There were no disagreements in relation to the resignation of Ms. Gertner.

Report on Repricing of Options/SAR

N/A

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

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of August 31, 2004, the beneficial shareholdings of persons or entities holding five percent or more of our common stock, our directors and executive officers individually, and our directors and officers as a group. Each person has sole voting and investment power with respect to the shares of common stock shown, and all ownership is of record and beneficial.

Name of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent Of Class
Coreena Hansen 3847 Parker St. Burnaby, British Columbia Canada V5C 3B5 CEO, President and Director Janis D. Douville 3902 - 42nd Street Leduc, Alberta Canada T9E 4X4 CFO, Secretary and Director	4,000,000 1,000,000	57.14% 14.29%
(All directors and executive officers as a group (2 persons) hold 5,000,000 common shares representing 71.44%)

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of our securities that may result in a change in control of the Company.

Equity Compensation Plans

We haves no compensation plans (including individual compensation arrangements) under which securities are authorized for issuance.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

No director or executive officer of Medusa Style Corporation, and no owner of five percent or more of the Company’s outstanding shares or any member of their immediate family has entered into or proposed any transaction in which the amount involved exceeds $60,000.

PART IV

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

14.1	Code of Ethics
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

(b)	Reports on Form 8-K

       None

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees for services Hoogendoorn Vellmer, Chartered Accountants provided during fiscal years 2004 and 2003:

	2004	2003
Audit Fees (1)	$5,206	$2,898
Audit-related fees (2)	0	0
Tax fees (3)	$428	$300
All other fees (4)	0	0

Total	$5,634	$3,198

(1)	Represents fees for professional services provided in connection with the audit of the Company’s annual financial statements and review of the Company’s quarterly financial statements, advice on accounting matters that arose during the audit and audit services.

(2)	During fiscal 2004 and 2003, the Company did not incur fees for assurance and related services that are reasonably related to the performance of the audit or review of financial statements and are not reported elsewhere.
(3)	Represents fees for services and advice provided in connection with the preparation of the Company’s federal and state tax returns.
(4)	During fiscal 2004 and 2003, the Company did not incur any other fees related to the Company’s financial statements and other services provided.

The Company’s Board of Directors has determined that the provision of non-audit  services by Hoogendoorn Vellmer, Chartered Accountants, is compatible with maintaining Hoogendoorn Vellmer’s independence, and none of such services were pre-approved pursuant to the de minimis exception provided in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934.
The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of November, 2004.

MEDUSA STYLE CORPORATION
(Registrant)

BY:	/s/ Coreena Hansen
Coreena Hansen, President, Principal Executive Officer and member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date

/s/ Coreena Hansen	President, Principal Executive Officer, and a	11/25/2004
Coreena Hansen	member of the Board of Directors

/s/ Janis Douville	Principal Financial Officer, and a member	11/25/2004
Janis Douville	of the Board of Directors

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Medusa Style Corporation
(A Development Stage Company)

We have audited the accompanying balance sheets of Medusa Style Corporation as at August 31, 2004 and 2003 and the related statements of operations, stockholders’ equity and cash flows for the years ended August 31, 2004 and 2003, and the period cumulative from inception on August 23, 2002 to August 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of Medusa Style Corporation as at August 31, 2004 and 2003 and the results of its operations and its cash flows for the years ended August 31, 2004 and 2003 and the period cumulative from inception on August 23, 2002 through to August 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s business is in the development stage and has not generated any revenue to date. At August 31, 2004 the Company has limited cash resources and will likely require new financing, either through issuing shares or debt, to continue the development of its business. These factors together raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also discussed in Note 1. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Vancouver, Canada                         "Hoogendoorn Vellmer"
November 23, 2004                         Chartered Accountants

MEDUSA STYLE CORPORATION (A Development Stage Company) Balance Sheets

As at	August 31, 2004	August 31, 2003
	$	$
ASSETS

Current
Cash	85,680	101,059

Office Equipment (Note 3)	3,165	2,701

TOTAL ASSETS	88,845	103,760

LIABILITIES
Current
Accounts payable and accrued liabilities	5,470	1,050
Advances from a related party (Note 4)	31,649	31,649

TOTAL LIABILITIES	37,119	32,699

STOCKHOLDERS’ EQUITY
Common Stock (Note 5)
Authorized:100,000,000 shares, $0.00001 par value	70	70
Issued and outstanding:
August 31, 2004 and 2003: 7,000,000 shares

Additional Paid-In Capital	99,980	99,980

Deficit Accumulated During the Development Stage	(48,324)	(28,989)

TOTAL STOCKHOLDERS’ EQUITY	51,726	71,061

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	88,845	103,760

NOTE 1 - ORGANIZATION AND CONTINUANCE OF OPERATIONS

See accompanying Notes to the Financial Statements

MEDUSA STYLE CORPORATION (A Development Stage Company) Statements of Operations

	Year Ended	Year Ended	Cumulative from Inception of the Development Stage on August 23, 2002 through to
	August 31, 2004	August 31, 2003	August 31, 2004
	$	$	$
General and Administrative Expenses

Amortization	971	477	1,448
Audit fees	5,634	3,198	9,832
Business development	3,746	-	10,556
Legal fees	1,988	15,252	19,240
Office and administration	4,311	928	5,239
Transfer agent and filing fees	2,685	1,824	4,509
	(19,335)	(21,679)	(50,824)

Other Recoveries

Gain on settlement of accounts payable	-	2,500	2,500
Net Loss	(19,335)	(19,179)	(48,324)
Basic Loss Per Share	(0.00)	(0.00)
Weighted Average Number of Shares Outstanding	7,000,000	5,504,110

See accompanying Notes to the Financial Statements

MEDUSA STYLE CORPORATION (A Development Stage Company) Statement of Stockholders’ Equity

From Inception on August 23, 2002 through to August 31, 2004:
	Common Stock		Additional Paid-In	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity
	$	$	$	$	$

Balance, August 23, 2002	-	-	-	-	-

Common stock issued for cash on August 23, 2002	5,000,000	50	-	-	50

Net loss for the period	-	-	-	(9,810)	(9,810)

Balance, August 31, 2002	5,000,000	50	-	(9,810)	(9,760)

Common stock issued for cash on May 30, 2003	2,000,000	20	99,980	-	100,000

Net loss for the year	-	-	-	(19,179)	(19,179)

Balance, August 31, 2003	7,000,000	70	99,980	(28,989)	71,061

Net loss for the year	-	-	-	(19,335)	(19,335)

Balance, August 31, 2004	7,000,000	70	99,980	(48,324)	51,726

See accompanying Notes to the Financial Statements

MEDUSA STYLE CORPORATION (A Development Stage Company) Statements of Cash Flows

	Year	Year	Cumulative from Inception of the Development Stage on August 23, 2002
	Ended August 31,	Ended August 31,	through to August 31,
	2004	2003	2004
	$	$	$
Operating activities
(Loss) from operations	(19,335)	(19,179)	(48,324)

Items not requiring cash outlay:
- amortization	971	477	1,448

Cash provided by (used for) changes in operating assets and liabilities:
- accounts payable and accrued liabilities	4,420	(5,355)	5,470
- advances from a related party	-	28,244	31,649

Cash (used in) provided by operating activities	(13,944)	4,187	(9,757)

Investing activities
Purchase of office equipment	(1,435)	(3,178)	(4,613)

Cash used in investing activities	(1,435)	(3,178)	(4,613)

Financing activities
Common stock issued for cash	-	100,000	100,050

Cash provided by financing activities	-	100,000	100,050

(Decrease) Increase in cash	(15,379)	101,009	85,680

Cash at beginning of period	101,059	50	-

Cash at end of period	85,680	101,059	85,680

Supplementary Disclosure of Statements of Cash Flows Information
Interest expense	187	225	412
Income tax expense	-	-	-
Foreign exchange (gain) loss	19	(371)	365

See accompanying Notes to the Financial Statements

MEDUSA STYLE CORPORATION (A Development Stage Company) Notes to the Financial Statements August 31, 2004 and 2003

Note 1 - Organization and Continuance of Operations

The Company (“Medusa Style”) was incorporated in the State of Nevada on August 23, 2002. It is in the development stage with respect to its business of distributing products to the professional hair salon industry through the Internet.

The Company’s business is in the development stage. Planned principal business activities have not yet commenced. To date, the Company has not yet generated revenue. At August 31, 2004 the Company has limited cash resources and will likely require new financing, either through issuing shares or debt, to continue the development of its business. Management intends to offer for sale additional common stock, however there can be no assurance it will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. These factors together raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.
NOTE 2 - Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at August 31, 2004, the Company has cash and cash equivalents in the amount of $US 39,726 which are over the insured limit (2003 - $US 56,663).

Office Equipment

Office equipment is initially recorded at cost and amortized to operations over its estimated useful life at the following amortization rates:

Computer equipment            30% per annum

Office equipment is written down to its net realizable value if it is determined that its carrying value exceeds the estimated future benefits to the Company.

MEDUSA STYLE CORPORATION (A Development Stage Company) Notes to the Financial Statements August 31, 2004 and 2003

NOTE 2 - Summary of Significant Accounting Policies (continued)

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

Use of estimates

The preparation of financial statements in conformity with United States of America generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Financial instruments and financial risk

The Company’s financial instruments consist of cash, accounts payable and accrued liabilities, and advances from a related party. The fair values of the current assets and liabilities approximate their carrying amounts due to the short-term nature of these instruments.

Loss per share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during each period presented.

Income Taxes

The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, all expected future events other than enactment of changes in the tax laws or rates are considered.

Due to the uncertainty regarding the Company’s future profitability, the future tax benefits of its losses have been fully reserved for and no net tax benefit has been recorded in the financial statements during each period presented.

MEDUSA STYLE CORPORATION (A Development Stage Company) Notes to the Financial Statements August 31, 2004 and 2003

NOTE 2 - Summary of Significant Accounting Policies (continued)

Advertising costs

Advertising costs are charged to operations in the period incurred. In the year ended August 31, 2004 there were $nil advertising expenses incurred (2003 - $nil).

Impairment of long-live assets and long-live assets to be disposed of

In August 2001 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which superseded SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets to be Disposed Of,” among other items. The Company adopted the provisions of SFAS No. 144 as of July 31, 2004. Similar to SFAS No. 121, SFAS No. 144 established procedures for review of recoverability, and measurement of impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 144 also requires that long-lived assets to be disposed of other than by sale shall continue to be classified as held and used until disposal. Further, SFAS No. 144 specifies the criteria for classifying long-lived assets as “held for sale” and requires that long-lived assets to be disposed of by sale be reported as the lower of carrying amount or fair value less estimated selling costs. Management believes that there has not been any impairment of the Company’s long-lived assets as at August 31, 2004 and 2003.

Comprehensive income

In June 1997, the FASB issued SFAS 130, “Reporting Comprehensive Income” (“SFAS 130") which establishes standards for the reporting of comprehensive income and its components in financial statements. Comprehensive income consists of net income and other gains and losses affecting stockholder’s equity that, under United States of America generally accepted accounting principles, are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. For the years ended August 31, 2004 and 2003, the Company’s financial statements include none of the additional elements that affect comprehensive income. Accordingly, net income and comprehensive income are identical.

NOTE 3 - Office Equipment

2004				2003
	Cost	Accumulated Amortization	Net Book Value	Net Book Value
	$	$	$	$
Computer equipment	4,613	(1,448)	3,165	2,701

MEDUSA STYLE CORPORATION (A Development Stage Company) Notes to the Financial Statements August 31, 2004 and 2003

NOTE 4 - Due to a Related Party

A stockholder and officer of the Company is owed $31,649 for expenses paid on behalf of the Company. The amount due is non-interest bearing, has no stated terms of repayment and is unsecured.
NOTE 5 - Common Stock

The common stock is not subject to warrants, agreements or options at August 31, 2004 and 2003.
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

The potential benefits of the net operating losses carried forward have not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The components of the net deferred tax asset, the statutory tax rate, and the elected amount of the valuation allowance are as follows:

	Year Ended August 31, 2004	Year Ended August 31, 2003
	$	$

Net operating loss carried
forward (expiring 2022-2024)	48,483	29,148

Statutory tax rate	15%	15%

Effective tax rate	-	-

Total deferred tax asset	2,900	2,900

Less: Valuation allowance	(2,900)	(2,900)

Net deferred tax asset	-	-