Form 10QSB
period 2004-11-30
MEDUSA STYLE CORP
filed 2005-01-14
CIK 1200528

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED November 30, 2004
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

COMMISSION FILE NUMBER: 000-50480

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
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 30, 2004: 7,000,000.
==========================================================================================================================================

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MEDUSA STYLE CORPORATION (A Development Stage Company) Balance Sheets (Unaudited)
As at	November 30, 2004	August 31, 2004
	$	$
ASSETS

Current
Cash	83,644	85,680

Property, plant and equipment	2,820	3,165

TOTAL ASSETS	86,464	88,845

LIABILITIES

Current
Accounts payable and accrued liabilities	8,280	5,470
Advances from a related party	31,649	31,649

TOTAL LIABILITIES	39,929	37,119

STOCKHOLDERS’ EQUITY

Common stock
Authorized:100,000,000 shares, $0.00001 par value	70	70
Issued and outstanding: 7,000,000 shares
(August 31, 2004: 7,000,000 shares)

Additional paid-in capital	99,980	99,980

Deficit accumulated during the development stage	(53,515)	(48,324)

TOTAL STOCKHOLDERS’ EQUITY	46,535	51,726

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	86,464	88,845

See accompanying Notes to the Financial Statements

MEDUSA STYLE CORPORATION (A Development Stage Company) Statements of Operations (Unaudited)

	Three Months Ended		Cumulative from Inception on August 23, 2002
	November 30,	November 30,	to November 30,
	2004	2003	2004
	$	$	$
General and administrative expenses

Amortization	345	203	1,793
Audit	471	498	10,303
Business development	-	-	10,556
Legal fees	1,750	1,863	20,990
Office & Administration	2,025	2,547	7,264
Transfer agent and filing fees	600	1,043	5,109

	(5,191)	(6,154)	(56,015)
Other recoveries
Gain on settlement of accounts payable	-	-	2,500

Net (loss) income	(5,191)	(6,154)	(53,515)

Basic loss per share	$0.00	$0.00

Weighted average number of shares outstanding	7,000,000	7,000,000

See accompanying Notes to the Financial Statements

MEDUSA STYLE CORPORATION (A Development Stage Company) Statement of Stockholders’ Equity (Unaudited)
From Inception on August 23, 2002 to November 30, 2004:
	Common Stock		Additional Paid-In	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity
		$	$	$	$

Balance, August 23, 2002	-	-	-	-	-

Common stock issued for cash
on August 23, 2002	5,000,000	50	-	-	50

Net loss for the period	-	-	-	(9,810)	(9,810)

Balance, August 31, 2002	5,000,000	50	-	(9,810)	(9,760)

Common stock issued for cash
on May 30, 2003	2,000,000	20	99,980	-	100,000

Net loss for the year	-	-	-	(19,179)	(19,179)

Balance, August 31, 2003	7,000,000	70	99,980	(28,989)	71,061

Net loss for the year	-	-	-	(19,335)	(19,335)

Balance, August 31, 2004	7,000,000	70	99,980	(48,324)	51,726

Net loss for the period	-	-	-	(5,191)	(5,191)

Balance, November 30, 2004	7,000,000	70	99,980	(53,515)	46,535

See accompanying Notes to the Financial Statements

MEDUSA STYLE CORPORATION (A Development Stage Company) Statements of Cash Flows (Unaudited)
	Three Months Ended		Cumulative from Inception on August 23, 2002
	November 30,	November 30,	to November 30,
	2004	2003	2004
	$	$	$

Operating activities

(Loss) income from operations	(5,191)	(6,154)	(53,515)

Items not requiring cash outlay:
- amortization	345	203	1,793

Cash provided by (used for) changes in
operating assets and liabilities:
- accounts payable and accrued liabilities	2,810	(622)	8,280
- advances from a related party	-	-	31,649

Cash (used in) provided by operating activities	(2,036)	(6,573)	(11,793)

Investing activities

Purchase of capital assets	-	-	(4,613)

Cash used in investing activities	-	-	(4,613)

Financing activities

Common stock issued for cash	-	-	100,050

Cash provided by financing activities	-	-	100,050

Increase in cash	(2,036)	(6,573)	83,644

Cash at beginning of period	85,680	101,059	-

Cash at end of period	83,644	94,486	83,644

Supplementary Disclosure of Statements of Cash Flows Information

Interest expense	75	61	487
Income tax expense	-	-	-
Foreign exchange (gain) loss	6	(5)	371

See accompanying Notes to the Financial Statements

MEDUSA STYLE CORPORATION (A Development Stage Company) Notes to the Financial Statements (Unaudited)

NOTE 1 -	Basis of Presentation

These unaudited financial statements have been prepared in accordance with the instructions to SEC Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles of the United States of America have been condensed or omitted pursuant to such instructions. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto as at August 31, 2004, filed with the Company’s Form 10-KSB for the year then ended.

In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal recurring nature. Operating results for the three month period ended November 30, 2004 are not necessarily indicative of the results that can be expected for the year ended August 31, 2005.

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

We have begun to implement our business plan. However, we cannot guarantee that even though we have begun operations, that we will stay in business after operations have commenced. If we are unable to secure enough suppliers to provide us with products at suitably low pricing or enough customers willing to buy the products at higher than the price we have negotiated with our suppliers, we may quickly use up the proceeds from the minimum amount of money from our offering and will need to find alternative sources, such as a second public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash.

The Company had cash resources of $83,644 as at November 30, 2004, however, we do not know how long the money will last. We believe that it will last a year but with limited funds available to develop growth strategy. If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.

Plan of Operation

We have raised the minimum amount in our public offering ($100,000) and we believe we can satisfy our cash requirements during the next 12 months. We do not expect to purchase or sell any facilities or significant equipment. Further, we do not expect to hire employees at this time, currently at zero.

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

We contracted Hercules Design, a local graphic design company based out of Vancouver, B.C. Canada, to design and create a company brochure, logo and corporate identity for us to send out to large industry leaders such as Wella or Redken. It is our opinion that a solid corporate identity will provide for a more dynamic introduction to Medusa Style Corporation and our website www.medusastyle.com and enable us to more effectively negotiate and obtain contracts with the leading industry suppliers. It is taking longer than originally anticipated to secure a contract with a major supplier and to date we have not successfully negotiated a contract.

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

4.    As soon as our website is operational, which we had estimated will be approximately 60 days from signing our first contract with a major supplier, we will begin to market our website in the United States and in Canada through traditional sources such as trade magazines, conventions and conferences, newspaper advertising, billboards, telephone directories and flyers / mailers. We intend to target purchasers of salon products such as salon owners, operators and purchasing agents. We may utilize inbound links that connect directly to our website from other sites. Potential customers can simply click on these links to become connected to our website from search engines and community and affinity sites. We believe that it will cost a minimum of $15,000 for our marketing campaign. Marketing is an ongoing matter that will continue during the life of our operations. We believe that we should begin to see initial results from our marketing campaign within 30 days from its initiation, or 90 days from signing our first contract with a major supplier. Part of our marketing program includes sourcing out and identifying salon owners, operators and purchasing agents who may become potential buyers of products from our website. The process of sourcing out suppliers includes identifying manufacturers, large and small by research into existing databases via the Internet and research in trade magazines and directories. We have started this process using the Maximizer Enterprise sales and customer management program. We have begun developing our database by initiating the setup of the Maximizer Enterprise program into our computer system. It acts as a central library or database to store vital sales and marketing information. It store lists of information, performs fast searches of the stored information and creates unique company contact links. We have begun the process of customizing the Maximizer program for our own requirements. We are currently focusing on the initial targeted test area of Vancouver, British Columbia, Canada and Seattle, Washington. We have sourced out and identified several area salon owners, operations and purchasing agents who may become our potential clients and continue to enter those new contacts into the central database. In doing so, we can better identify the current market product needs and wants of our potential customers. This process will be ongoing during the life of our operations. It involves research into existing databases available via the Internet to target and extract the applicable names and contacts to create our own customized database. We intend to look further into the databases of salon schools, hairdressing associates, trade magazines as well as telephone directories. Databases for salon schools, hairdressing associates, and trade magazines are publicly available through Internet research, telephone directories, and periodical research.

The Medusa Style Corporation brochures will be used as part of the marketing program. We intend to mail out our brochures along with surveys that contain questions that would determine the marketing approach and acceptability of specific products once a contract has been secured. The brochure will also provide an introduction to our website www.medusastyle.com. We will draw upon those potential customers of salon owners, operators and purchasing agents we have sourced out and entered into our Maximizer database as identified in our targeted area of Vancouver, British Columbia and Seattle, Washington. The cost to source and analyze all of the material to identify all suitable candidates to develop and maintain the database is estimated to cost $5,000 to $15,000.

6.    Within 90 days from the initial launch of our website, we believe that we will begin receiving orders from purchasers.

7.    Once the website is fully operational; we have located and negotiated agreements with a suitable number of suppliers to offer their products for sale; and, we have begun to receive orders for products, we then intend to hire 1 or 2 part-time salesperson(s) to call on salon owners/operators and purchasing agents to introduce them to our website. The salesperson(s) will also call on various hair salon product manufacturers to continue to source new products to offer for sale.

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

Until our website is fully operational, we do not believe that industry leaders will provide us with their best products or best prices. We believe, however, that once our website is operational and we have developed at significant data base of customers, industry leaders will provide us with their best products and best prices.

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

Results of operations

From Inception on August 23, 2002 to November 30, 2004

From inception we incorporated the company, hired the attorney, hired the auditor for the preparation of our registration statement and completed our offering that raised $100,000. We contracted Concord Business Development to assist in the preparation of a business plan. We contracted Concord Interactive Inc. to create an Internet website with the domain name "medusastyle.com". This contract was subsequently transferred to Kekko Enterprises/Will Kuo. We established our initial office and have begun to work on our database and source out potential customers. We had a company brochure, logo and corporate identity packages created for us by Hercules Design. We have contacted several major manufacturers to try to negotiate a contract to offer their products for sale on our website. Our loss since inception is $53,515 of which $20,990 was for legal fees and $10,303 was for audit fees in connection with our offering and the review of our Forms 10KSB and 10QSB. $10,556 was for the preparation of the business plan and initial business development, $1,793 was for the amortization of our computer and office equipment, $5,109 was for transfer agent and filing fees and $7,264 was for general office costs. We spent $4,613 to purchase computer and office equipment.

Since inception, we have used our common stock to raise money for corporate expenses and to repay outstanding indebtedness. Net cash provided by the sale of shares from inception on August 23, 2002 to November 30, 2004 was $100,050. In addition, a related party advanced a total of $31,649 to us, which must be repaid.

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

As of November 30, 2004, our total assets were $86,464, comprising $83,644 in cash and $2,820 in capital assets. Our total liabilities were $39,929 comprising of $31,649 owing to Coreena Hansen, our President and Director, for payments made for the contracting for the business plan and initial website development, buying computer equipment and general operating expenses, $4,323 to Hoogendoorn Vellmer, our auditors for audit fees , $730 to Edgarfilings and $105 to our transfer agent, Signature Stock Transfer Inc., for fees, $1,875 to our legal counsel and $1,247 to Wood & Associates.

Item 3. Controls and Procedures

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

From March 6, 2003, the effective date of the Securities Act Registration Statement, to May 31, 2004, from the $100,000 raised, we have incurred $10,470 to purchase computer equipment and establish our office, $8,303 in audit fees, $10,386 in legal fees, $110 for additional website development, $500 for fees relating to our database, $5,109 in transfer agent fees, $2,500 for business development, $1,246 for marketing and $1,580 in general working capital for a total of $40,204.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th_ day of January, 2005.

MEDUSA STYLE CORPORATION (Registrant)

BY:	/s/ Coreena Hansen
Coreena Hansen, President, Principal Executive Officer and member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date
/s/ Coreena Hansen	President, Principal Executive Officer,	01/12/2005
Coreena Hansen	and a member of the Board of Directors

/s/ Janis Douville	Principal Financial Officer, and a	01/12/2005
Janis Douville	member of the Board of Directors