Form 10QSB
period 2005-02-28
MEDUSA STYLE CORP
filed 2005-04-13
CIK 1200528

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED February 28, 2005
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

COMMISSION FILE NUMBER: 000-50480

MEDUSA STYLE CORPORATION
(Exact name of small business issuer as specified in its charter)

NEVADA	98-0389557
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

580 Hornby Street, Suite 210
Vancouver, British Columbia
Canada V6C 3B6
(Address of principal executive offices)

(604) 687-6991
(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: February 28, 2005: 7,000,000.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MEDUSA STYLE CORPORATION
(A Development Stage Company)

Balance Sheets
(Unaudited)

As at	February 28, 2005	August 31, 2004
	$	$
ASSETS

Current
Cash	74,957	85,680
Prepaid expenses	647	-

	75,604	85,680

Office Equipment	2,478	3,165

TOTAL ASSETS	78,083	88,845

LIABILITIES

Current
Accounts payable and accrued liabilities	2,845	5,470
Advances from a related party	31,649	31,649

TOTAL LIABILITIES	34,494	37,119

STOCKHOLDERS’ EQUITY

Common Stock
Authorized:100,000,000 shares, $0.00001 par value	70	70
Issued and outstanding: 7,000,000 shares

Additional Paid-In Capital	99,980	99,980

Deficit Accumulated During the Development Stage	(56,461)	(48,324)

TOTAL STOCKHOLDERS’ EQUITY	43,589	51,726

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	78,083	88,845

NOTE 1 - BASIS OF PRESENTATION

NOTE 2 - GOING CONCERN

See accompanying Notes to the Financial Statements

MEDUSA STYLE CORPORATION
(A Development Stage Company)

Statements of Operations
(Unaudited)

	For the Three Months ended		For the Six Months ended		Cumulative from Inception of the Development Stage on August 23, 2002 through
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004	February 28, 2005
	$	$	$	$	$
Revenue	-	-	-	-	-

General and Administrative Expenses

Amortization	341	187	686	390	2,134
Audit fees	514	749	984	1,247	10,816
Business development	-	711	-	711	10,556
Legal fees	-	-	1,750	1,863	20,990
Office and administration	1,625	525	3,650	3,074	8,889
Transfer agent and filing fees	467	482	1,067	1,524	5,576

	(2,947)	(2,654)	(8,137)	(8,809)	(58,961)
Other Recoveries
Gain on settlement of accounts payable	-	-	-	-	2,500
Net Loss	(2,947)	(2,654)	(8,137)	(8,809)	(56,461)
Basic Loss Per Share	0.00	0.00	0.00	0.00
Weighted Average Number of Shares Outstanding	7,000,000	7,000000	7,000,000	7,000,000

See accompanying Notes to the Financial Statements

MEDUSA STYLE CORPORATION
(A Development Stage Company)

Statement of Stockholders’ Equity
(Unaudited)

 From Inception on August 23, 2002 to February 28, 2005:

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
		$	$	$	$

Balance, August 23, 2002	-	-	-	-	-

Common stock issued for cash on August 23, 2002	5,000,000	50	-	-	50

Net loss for the period	-	-	-	(9,810)	(9,810)

Balance, August 31, 2002	5,000,000	50	-	(9,810)	(9,760)

Common stock issued for cash on May 30, 2003	2,000,000	20	99,980	-	100,000

Net loss for the year	-	-	-	(19,179)	(19,179)

Balance, August 31, 2003	7,000,000	70	99,980	(28,989)	71,061

Net loss for the year	-	-	-	(19,335)	(19,335)

Balance, August 31, 2004	7,000,000	70	99,980	(48,324)	51,726

Net loss for the period	-	-	-	(8,137)	(8,137)

Balance, February 28, 2005	7,000,000	70	99,980	(56,461)	43,589

See accompanying Notes to the Financial Statements

MEDUSA STYLE CORPORATION
(A Development Stage Company)

Statements of Cash Flows
(Unaudited)

	Six Months ended		Cumulative from Inception on August 23, 2002
	February 28, 2005	February 29, 2004	to February 28, 2005
	$	$	$

Operating activities

(Loss) from operations	(8,137)	(8,809)	(56,461)

Items not requiring cash outlay:
- amortization	686	390	2,134

Cash provided by (used for) changes in operating assets and liabilities:
- prepaid expenses	(647)	-	(647)
- accounts payable and accrued liabilities	(2,625)	(173)	2,845
- advances from a related party	-	-	31,649

Cash used in operating activities	(10,723)	(8,592)	(20,480)

Investing activities

Purchase of capital assets	-	-	(4,613)

Cash used in investing activities	-	-	(4,613)

Financing activities

Common stock issued for cash	-	-	100,050

Cash provided by financing activities	-	-	100,050

Increase in cash	(10,723)	(8,592)	74,957

Cash at beginning of period	85,680	101,059	-

Cash at end of period	74,957	92,467	74,957

Supplementary Disclosure of Statements of Cash Flows Information
Interest expense	114	105	526
Income tax expense	-	-	-
Foreign exchange (gain) loss	12	30	377

See accompanying Notes to the Financial Statements

MEDUSA STYLE CORPORATION
(A Development Stage Company)

Notes to the Financial Statements
(Unaudited)

NOTE 1 -  BASIS OF PRESENTATION

These unaudited financial statements have been prepared in accordance with the instructions to Securities and Exchange Commission (USA) Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles of the United States of America have been condensed or omitted pursuant to such instructions. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto as at August 31, 2004 filed with the Company’s Form 10-KSB for the year then ended.

In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal recurring nature. Operating results for the three month and six month periods ended February 28, 2005 are not necessarily indicative of the results that can be expected for the year ended August 31, 2005.

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

We have begun to implement our business plan. However, we cannot guarantee that even though we have begun operations, that we will stay in business after operations have commenced. If we are unable to secure enough suppliers to provide us with products at suitably low pricing or enough customers willing to buy the products at higher than the price we have negotiated with our suppliers, we may quickly use up the proceeds from our offering and will need to find alternative sources, such as a second public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash.

The Company had cash resources of $74,957 as at February 28, 2005, however, we do not know how long the money will last. We believe that it will last a year but with limited funds available to develop growth strategy. If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.

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

2.    After we completed the offering on May 30, 2003, we began to establish our office and to acquire the equipment we need to begin operations. We are currently operating out of the space leased by our President. We also purchased certain computer equipment that has enabled us to develop our database. We do not intend to hire employees at this time; our officers and directors handle our administrative duties.

3.    Now that we have established our office, we have begun contacting large industry leaders, to offer their products on our website. We have also located smaller, new manufacturers to offer their products on a more exclusive basis. Once we have signed at least one contract, we will have Will Kuo complete the initial development of our website. The execution of additional contracts with suppliers and the development of the website will be ongoing during the life of our operations. As more products are added and as our customer database expands, we will have to be continually upgrading the website. We believe that it will cost up to $10,000 in order to have our website initially operational and $5,000 to have our database initially ready to receive information. Both the initial operation of the website and the database will be ready approximately 60 days from the signing of our first contract with a major supplier. At that time we will be able to accept orders for products we will sell. As additional contracts are signed with suppliers, we will up-grade the website. As our customer base increases we will up-grade the database. Both upgrades will be ongoing during the life of our operations. In addition to offering equipment and products, we will pass on industry information to salon owners that we acquire from other salon operators and manufacturers of equipment and products which we will sell.

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

4.    As soon as our website is operational, which we estimate will be approximately 60 days from signing our first contract with a major supplier, we will begin to market our website in the United States and in Canada through traditional sources such as trade magazines, conventions and conferences, newspaper advertising, billboards, telephone directories and flyers / mailers. We intend to target purchasers of salon products such as salon owners, operators and purchasing agents. We may utilize inbound links that connect directly to our website from other sites. Potential customers can simply click on these links to become connected to our website from search engines and community and affinity sites. We believe that it will cost a minimum of $15,000 for our marketing campaign. Marketing is an ongoing matter that will continue during the life of our operations. We believe that we should begin to see initial results from our marketing campaign within 30 days from its initiation, or 90 days from signing our first contract with a major supplier. Part of our marketing program includes sourcing out and identifying salon owners, operators and purchasing agents who may become potential buyers of products from our website. The process of sourcing out suppliers includes identifying manufacturers, large and small by research into existing databases via the Internet and research in trade magazines and directories. We have started this process by developing our database using the Maximizer Enterprise sales and customer management program. It acts as a central library or database to store vital sales and marketing information. It store lists of information, performs fast searches of the stored information and creates unique company contact links. We are customizing the Maximizer program for our own requirements. We continue to focus on the initial targeted test area of Vancouver, British Columbia, Canada and Seattle, Washington. We have sourced out and identified several area salon owners, operations and purchasing agents who may become potential clients and continue to enter those new contacts into the central database. In doing so, we can better identify the current market product needs and wants of our potential customers. This process will be ongoing during the life of our operations. It involves research into existing databases available via the Internet to target and extract the applicable names and contacts to create our own customized database. We intend to look further into the databases of salon schools, hairdressing associates, trade magazines as well as telephone directories. Databases for salon schools, hairdressing associates, and trade magazines are publicly available through Internet research, telephone directories, and periodical research.

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

In summary, our website should be fully operational within 60 days of signing our first contract with a major supplier which we had estimated to be 100 days of completing our offering. It is taking longer to initiate negotiations for a contract with a major supplier than we had anticipated. We had estimated that we would generate revenue 120 to 180 days after we begin operations by establishing our offices. We now estimate that we will generate revenues 120 to 180 days after we successfully sign our first contract with a supplier.

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

Results of operations

From Inception on August 23, 2002 to February 28, 2005

From inception we incorporated the company, hired the attorney, hired the auditor for the preparation of our registration statement and completed our offering that raised $100,000. We contracted Concord Business Development to assist in the preparation of a business plan. We contracted Concord Interactive Inc. to create an Internet website with the domain name "medusastyle.com". This contract was subsequently transferred to Kekko Enterprises/Will Kuo. We established our initial office and have begun to work on our database and source out potential customers. We had a company brochure, logo and corporate identity packages created for us by Hercules Design. We have contacted several major manufacturers and smaller, new manufacturers to try to negotiate a contract to offer their products for sale on our website. To date, we have not yet secured a contract.

Our loss since inception is $56,461 of which $20,990 was for legal fees and $10,816 was for audit fees in connection with our offering and the review of our Forms 10KSB and 10QSB. $10,556 was for the preparation of the business plan and initial business development, $2,134 was for the amortization of our computer and office equipment, $5,576 was for transfer agent and filing fees and $8,889 was for general office costs. We spent $4,613 to purchase computer and office equipment.

Since inception, we have used our common stock to raise money for corporate expenses and to repay outstanding indebtedness. Net cash provided by the sale of shares from inception on August 23, 2002 to February 28, 2005 was $100,050. In addition, a related party advanced a total of $31,649 to us, which must be repaid.

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

As of February 28, 2005, our total assets were $78,083, comprising $74,957 in cash, $647 in prepaid expenses and $2,479 in capital assets. Our total liabilities were $34,494 comprising of $31,649 owing to Coreena Hansen, our President and Director, for payments made for the contracting for the business plan and initial website development, buying computer equipment and general operating expenses, $920 to Hoogendoorn Vellmer, our auditors for audit fees , $50 to our transfer agent, Signature Stock Transfer Inc., for fees, and $1,875 to our legal counsel.

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

Part II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

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

From March 6, 2003, the effective date of the Securities Act Registration Statement, to February 28, 2005, from the $100,000 raised, we have incurred $13,421 to purchase computer equipment and establish our office, $8,346 in audit fees, $10,385 in legal fees, $610 for additional website and database development, $5,576 in transfer agent fees, $3,136 for business development, and $647 in general working capital for a total of $42,121.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 6th day of April, 2005.

MEDUSA STYLE CORPORATION (Registrant)

By:	/s/ Coreena Hansen
Coreena Hansen, President, Principal Executive Officer and member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date
/s/ Coreena Hansen Coreena Hansen	President, Principal Executive Officer, and a member of the Board of Directors	04/06/2005

/s/ Janis Douville Janis Douville	Principal Financial Officer, and a member of the Board of Directors	04/06/2005