Form 10QSB
period 2005-05-31
MEDUSA STYLE CORP
filed 2005-07-15
CIK 1200528

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to May 31, 2005
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number: 000-50480

MEDUSA STYLE CORPORATION

(Exact name of small business issuer as specified in its charter)

Nevada	98-0389557
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

580 Hornby Street, Suite 210
Vancouver, British Columbia
Canada V6C 3B6
(Address of principal executive offices)

(604) 687-6991
(Issuer’s telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: June 30, 2005: 7,000,000.

PART I
Item 1.	Financial Statements

MEDUSA STYLE CORPORATION
(A Development Stage Company)

Balance Sheets
(Expressed In U.S, Dollars)
(Unaudited)

	May 31,	August 31,
As at	2005	2004
	$	$
ASSETS
Current
Cash	72,200	85,680
Prepaid expenses	147	-

	72,347	85,680

Office Equipment	2,130	3,165

TOTAL ASSETS	74,477	88,845

LIABILITIES

Current
Accounts payable and accrued liabilities	2,784	5,470
Advances from a related party	31,649	31,649

TOTAL LIABILITIES	34,433	37,119

STOCKHOLDERS’ EQUITY

Common Stock
Authorized:100,000,000 shares, $0.00001 par value	70	70
Issued and outstanding: 7,000,000 shares

Additional Paid-In Capital	99,980	99,980

Deficit Accumulated During the Development Stage	(60,006)	(48,324)

TOTAL STOCKHOLDERS’ EQUITY	40,044	51,726

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	74,477	88,845

NOTE 1 - BASIS OF PRESENTATION

NOTE 2 - GOING CONCERN

See accompanying Notes to the Financial Statements

MEDUSA STYLE CORPORATION
(A Development Stage Company)

Statements of Operations
(Expressed In U.S, Dollars)
(Unaudited)

					Cumulative
					from Inception
					of the
					Development
	For the Three		For the Nine		Stage on
	Months		Months		August 23,
	Ended		ended		2002 through
	May 31, 2005	May 31, 2004	May 31, 2005	May 31, 2004	May 31, 2005
	$	$	$	$	$

Revenue	-	-	-	-	-

General and Administrative Expenses

Amortization	349	286	1,035	676	2,484
Audit fees	492	514	1,477	1,761	11,308
Business development	-	3,035	-	3,746	10,556
Legal fees	-	-	1,750	1,863	20,990
Office and administration	1,919	506	5,569	3,580	10,808
Transfer agent and filing fees	784	411	1,851	1,935	6,360

	(3,544)	(4,752)	(11,682)	(13,561)	(62,506)

Other Recoveries
Gain on settlement of accounts payable	-	-	-	-	2,500

Net Loss	(3,544)	(4,752)	(11,682)	(13,561)	(60,006)

Basic Loss Per Share	0.00	0.00	0.00	0.00

Weighted Average Number of Shares Outstanding	7,000,000	7,000,000	7,000,000	7,000,000

See accompanying Notes to the Financial Statements

MEDUSA STYLE CORPORATION
(A Development Stage Company)

Statement of Stockholders’ Equity
(Expressed In U.S, Dollars)
(Unaudited)

 From Inception on August 23, 2002 to May 31, 2005:

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders’
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)
		$	$	$	$

Balance, August 23, 2002	-	-	-	-	-

Common stock issued for cash of $0.00001 per common share on August 23, 2002	5,000,000	50	-	-	50

Net loss for the period	-	-	-	(9,810)	(9,810)

Balance, August 31, 2002	5,000,000	50	-	(9,810)	(9,760)

Common stock issued for cash of $0.05 per common share on May 30, 2003	2,000,000	20	99,980	-	100,000

Net loss for the year	-	-	-	(19,179)	(19,179)

Balance, August 31, 2003	7,000,000	70	99,980	(28,989)	71,061

Net loss for the year	-	-	-	(19,335)	(19,335)

Balance, August 31, 2004	7,000,000	70	99,980	(48,324)	51,726

Net loss for the period	-	-	-	(11,682)	(11,682)

Balance, May 31, 2005	7,000,000	70	99,980	(60,006)	40,044

See accompanying Notes to the Financial Statements

MEDUSA STYLE CORPORATION
(A Development Stage Company)

Statements of Cash Flows
(Expressed In U.S, Dollars)
(Unaudited)

			Cumulative from
			Inception on
	Nine Months ended		August 23, 2002
	May 31,	May 31,	to May 31,
	2005	2004	2005
	$	$	$

Operating activities

(Loss) from operations	(11,682)	(13,561)	(60,006)

Items not requiring cash outlay:
- amortization	1,035	676	2,484

Cash provided by (used for) changes in operating assets and liabilities:
- prepaid expenses	(147)	-	(147)
- accounts payable and
accrued liabilities	(2,686)	(379)	2,784
- advances from a related party	-	-	31,649

Cash used in operating activities	(13,480)	(13,264)	(23,236)

Investing activities

Purchase of capital assets	-	(642)	(4,614)

Cash used in investing activities	-	(642)	(4,614)

Financing activities

Common stock issued for cash	-	-	100,050

Cash provided by financing activities	-	-	100,050

Increase in cash	(13,480)	(13,906)	72,200

Cash at beginning of period	85,680	101,059	-

Cash at end of period	72,200	87,153	72,200

Supplementary Disclosure of Statements of Cash Flows Information
Interest expense	43	41	569
Income tax expense	-	-	-
Foreign exchange (gain) loss	1	19	378

See accompanying Notes to the Financial Statements

MEDUSA STYLE CORPORATION
(A Development Stage Company)

Notes to the Financial Statements
(Expressed In U.S, Dollars)
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

In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal recurring nature. Operating results for the three month and nine month periods ended May 31, 2005 are not necessarily indicative of the results that can be expected for the year ended August 31, 2005.

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

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “common shares” refer to the common shares in our capital stock.

As used in this quarter report the terms “we”, “us”, “our”, the “Company” and “Medusa” means Medusa Style Corporation unless otherwise indicated.

General

We were incorporated in the State of Nevada on August 23, 2002. To date, our only activities have been directed at raising our initial capital and developing our business plan with respect to distributing products to the professional salon industry through the Internet.

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

The Company had cash resources of $72,200 as at May 31, 2005, however, we do not know how long the money will last. We believe that it will last a year but with limited funds available to develop growth strategy. If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.

Plan of Operation

As at May 31, 2005 we had cash resources of $72,200. We believe we can satisfy our cash requirements during the next 12 months. We do not expect to purchase or sell any facilities or significant equipment. We are currently managed by Janis Douville, the Company’s President and member of the board of director. We hire consultants, attorneys and accountants as necessary. We do not plan to hire any full-time employees in the near future.

Our specific goal is to profitably sell a comprehensive supply of products on our Internet website to the salon industry and retail customers. We intend to accomplish the foregoing through the following milestones:

1.     Complete our public offering. We completed this as at May 30, 2003. Now that we have completed our public offering, we have begun to implement our business plan.

2.     After we completed the offering on May 30, 2003, we began to establish our office and to acquire the equipment we need to begin operations. We are currently operating out of the space leased by our President. We also purchased certain computer equipment that has enabled us to develop our database. We do not intend to hire employees at this time; our officers and directors handle our administrative duties. We hire consultants, attorneys and accountants as necessary.

3.      Now that we have established our office, we have begun contacting large industry leaders, to offer their products on our website. We have also located smaller, new manufacturers to offer their products on a more exclusive basis. Once we have signed at least one contract, we will have Will Kuo complete the initial development of our website. The execution of additional contracts with suppliers and the development of the website will be ongoing during the life of our operations. As more products are added and as our customer database expands, we will have to be continually upgrading the website. We believe that it will cost up to $10,000 in order to have our website initially operational and $5,000 to have our database initially ready to receive information. Both the initial operation of the website and the database will be ready approximately 60 days from the signing of our first contract with a major supplier. At that time we will be able to accept orders for products we will sell. As additional contracts are signed with suppliers, we will up-grade the website. As our customer base increases we will up-grade the database. Both upgrades will be ongoing during the life of our operations. In addition to offering equipment and products, we will pass on industry information to salon owners that we acquire from other salon operators and manufacturers of equipment and products, which we will sell.

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

Until our website is fully operational, we do not believe that industry leaders will provide us with their best products or best prices. We believe, however, that once our website is operational and we have developed a significant data base of customers, industry leaders will provide us with their best products and best prices.

Our attempts to secure a major contract with product suppliers, both large and smaller manufacturers, have not been encouraging. We have encountered significant resistance from established manufacturers to sell to an unknown commodity such as ourselves. We are continuing our efforts to secure a major contract with a manufacturer but will not commit to spending the necessary funds to complete our website and further developing our business model until we do secure at least one major contract. We are re-evaluating our business concept to determine its feasibility. We may consider exploring other business opportunities although we have not identified any new business opportunities and have no agreements related to such opportunities.

On June 6, 2005, Coreena Hansen resigned as President, Chief Executive Officer and Director. Janis Douville, a current member of the Board of Directors assumed the position of President and Chief Executive Officer.

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

Results of operations

From Inception on August 23, 2002 to May 31, 2005

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

Our loss since inception is $60,006 of which $20,990 was for legal fees and $11,308 was for audit fees in connection with our offering and the review of our Forms 10KSB and 10QSB. $10,556 was for the preparation of the business plan and initial business development, $2,483 was for the amortization of our computer and office equipment, $6,360 was for transfer agent and filing fees and $10,808 was for general office costs. We spent $4,613 to purchase computer and office equipment.

Since inception, we have used our common stock to raise money for corporate expenses and to repay outstanding indebtedness. Net cash provided by the sale of shares from inception on August 23, 2002 to May 31, 2005 was $100,050. In addition, a related party advanced a total of $31,649 to us, which must be repaid.

Although our common stock received approval for quotation on the National Association of Securities Dealers Inc.’s OTC Bulletin Board on May 4, 2005, it has not yet traded. We cannot provide any assurance that our common stock will be traded on the OTC Bulletin Board or, if traded, that a public market for our common stock will develop.

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

As of May 31,2005, our total assets were $74,477, comprising $72,200 in cash, $147 in prepaid expenses and $2,130 in capital assets. Our total liabilities were $34,433 comprising of $31,649 owing to Janis Douville, our President and Director, for payments made for the contracting for the business plan and initial website development, buying computer equipment and general operating expenses, $492 to Vellmer & Chang (formerly “Hoogendoorn Vellmer”), our auditors for audit fees, $100 to our transfer agent, Signature Stock Transfer Inc., for fees, $317 to our filing agent, and $1,875 to our legal counsel.

Item 3.	Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being May 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s President and Chief Financial Officer. Based upon that evaluation, our company’s President and Chief Financial Officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports files or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Financial Officer is appropriate, to allow timely decisions regarding required disclosure.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

We know of no material, active or pending proceeding against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

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

From March 6, 2003, the effective date of the Securities Act Registration Statement, to May 31, 2005, from the $100,000 raised, we have incurred $15,341 to purchase computer equipment and establish our office, $8,838 in audit fees, $10,385 in legal fees, $6,360 for transfer agent and filing fees, $3,746 for business development and $995 for general working capital for a total of $45,665.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this   7   day of July, 2005.

MEDUSA STYLE CORPORATION
(Registrant)

BY:	/s/ Janis Douville
Janis Douville, President, Principal Executive and Financial Officer and member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date
/s/ Janis Douville	President, Principal Executive and Financial Officer,	07/07/2005
Janis Douville	and member of the Board of Directors