Form 10KSB
period 2005-08-31
MEDUSA STYLE CORP
filed 2005-11-04
CIK 1200528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended - August 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ☐ TO ☐

Commission file number 333-100749

MEDUSA STYLE CORPORATION
(Name of small business in its charter)

NEVADA	98-0389557
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

580 Hornby Street, Suite 210
Vancouver, British Columbia, Canada V6C 3B6
(Address of principal executive offices)

Issuer’s telephone number  (604) 687-6991

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   Common Stock

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☒   NO ☐

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

State issuer’s revenues for its most recent fiscal year: - Nil

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within the past 60 days.

October 4, 2005 - There are approximately 2,000,000 shares of voting common stock of the Company held by non-affiliates. The aggregate market value of the voting common stock held by non-affiliates on August 31, 2005, computed at which the stock was sold, was $100,000, assuming solely for the purposes of this calculation that the directors and executive officers of the issuer are “affiliates”. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: October 4, 2005 - 7,000,000 shares of Common Stock

Transitional Small Business Issuer Format
    YES ☐  NO ☒

PART I
Item 1.	Description of Business

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “common shares” or “common stock” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our” and “Medusa” mean Medusa Style Corporation, unless otherwise indicates.

The Company

We were incorporated in the State of Nevada on August 23, 2002. To date, our only activities have been directed at raising our initial capital and developing our business plan with respect to distributing products to the professional salon industry through the Internet.

We are a development stage business and have not commenced commercial operations. We have not generated or realized any revenues from our business operations. Since the date of our incorporation we have not made any significant purchases or sales of assets. We have no full time employees and own no real estate.

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

The website is intended to be a destination site for the beauty supply industry. We have begun to source out a large network of suppliers all related to the hair/beauty/anti-aging business so that salon owners and purchasing agents would be able to buy all of their products from our website. The site will offer a large array of products and by becoming a "one-stop shopping" destination, will significantly enhance the efficiency of the purchasing process simultaneously reducing the time and cost of finding reasonably priced salon products and supplies. We intend to continually source out and negotiate strategic relationships with individual suppliers and manufacturers to offer their products on our website. We intend to negotiate discounted pricing from the manufacturers in exchange for promoting their products to the extensive database of salon owners and purchasing agents that we intend to develop and maintain through our extensive marketing program. We do not intend to sell the names in our database to anyone.

We have investigated potential technologies in support of our business purpose, however we have had no material business operations since inception in August 2002. At present, we have yet to acquire or develop the necessary assets in support of our business purpose to become an Internet-based retailer focused on the distribution of salon products.

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

Browsing

Our online store will offer consumers several subject areas and special features arranged in a simple, easy-to-use format intended to enhance product selection. By clicking on a category name, the consumer will move directly to the home page of the desired category and can view promotions and featured products.

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

Because our sole officer and director will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to our officer and director. As a result, operations may be periodically interrupted or suspended which could result in a reduction of revenues and a cessation of operations.

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

Research and Development

We are not currently conducting any research and development activities and we do not anticipate conducting any additional research and development activities other than to develop our website once we have secured a major supplier for products to sell.

Employees - Identification of Certain Significant Employees.

We currently have no employees, other than our sole officer and director. We intend to hire employees and/or consultants on an as needed basis.

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

In addition, because our products will be available over the Internet in multiple states and foreign countries, other jurisdictions may claim that we are required to qualify to do business in each such state or foreign country. We are qualified to do business only in Nevada. Our failure to qualify in a jurisdiction where it is required to do so could subject it to taxes and penalties. It could also hamper our ability to enforce contracts in such jurisdictions. The application of laws or regulations from jurisdictions whose laws currently apply to our business could have a material adverse affect on our business, results of operations and financial condition. Other than the foregoing, no governmental approval is needed for the sale of our products.

Risk Factors

Our company is in the early development stage. The fact that we have not generated any revenues since our incorporation raises substantial doubt about our ability to continue as a going concern, as indicated in our independent auditors’ opinion given in connection with our audited financial statements for the year ended August 31, 2005 and in the notes to the financial statements included with this annual report on Form 10-KSB.

Our company is in the early development stage. We have not generated any revenues since we incorporated on August 23, 2002. We have incurred a loss of $18,850 for the year ended August 31, 2005 and we have an accumulated deficit of $67,174 from the date of our incorporation on August 23, 2002 through the period ending August 31, 2005. We anticipate we will operate in a deficit position for the foreseeable future. We will require additional financing in order to fund the implementation of our business plan and to maintain our listing requirements. To date, our primary source of funds has been the sale of our common stock but there can be no assurance that we will be able to raise additional working capital through the sale of our common stock or through other means. If we cannot raise the working capital required for the development of our business, our business will fail. These circumstances raise substantial doubt about our ability to continue as a going concern as expressed in an explanatory note that forms part of our independent auditor’s report on our financial statements for the year ended August 31, 2005 and is included in the notes to the financial statements included with this annual report on Form 10-KSB.

There is currently no public market for shares of our common stock, which will make it difficult for you to sell your shares. If you cannot sell your shares, you may lose all of your investment.

There is no public market for our common stock and we can give no assurance that one will develop or be sustained. Although our common stock received approval for quotation on the National Association of Securities Dealers Inc.’s OTC Bulletin Board on May 4, 2005, it has not yet traded. We cannot provide any assurance that our common stock will be traded on the OTC Bulletin Board or, if traded, that a public market for our common stock will develop. If a public market for our common stock does not develop, then you may not be able to resell your shares of our common stock and you may lose all of your investment.

Even if a significant market for our common stock should develop, the market price for our common stock may be significantly affected by the current stage of our business plan and our lack of revenues and our financial and operations result from time-to-time. Further, equity markets in general and the OTC Bulletin Board in particular can experience extreme volatility that can affect the market price of equity securities in ways that are often unrelated or disproportionate to the operating performance of the issuer companies. You should not invest in our company unless you are prepared to hold onto your securities for a significant period of time.

Our sole director and officer is engaged in other full-time activities and she may not devote sufficient time to our business, which could have an adverse effect on our ability to conduct operations and generate revenues.

Our sole director and officer is involved in other business activities. Janis Douville, our President, Chief Executive Officer and sole director is self-employed and maintains a hair styling business servicing select and long-time clients on a one-to-one basis. As a result, our director and officer may not be able to devote sufficient time to our business affairs, which may negatively affect our ability to market our proposed business and conduct both our current and proposed operations.

Because our officer and director controls a majority of our common stock, investors will have little or no control over our management or other matters requiring shareholder approval.

Our sole officer and director beneficially own 71.43% of the issued and outstanding shares of our common stock. As a result, she has the ability to control matters affecting minority shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our officer and director controls the company, investors will not be able to replace our management if they disagree with the way our business is being run. Because control by our sole officer and director could result in management making decisions that are in the best interest of our officer and director and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

Government regulation of the Internet could have adverse impacts on our business.

The applicability to the Internet of existing laws governing taxation of products and services sold over the Internet, user privacy, pricing, content, distribution, antitrust and the quality of products and services is rapidly evolving. The application of these laws to the Internet and the adoption of new laws or regulations pertaining to these matters could reduce the rate of growth of the Internet. If these regulations make the operation of a website such as ours more expensive than we anticipate, or more unwieldy than potential buyers and sellers are willing to tolerate, then these regulations could potentially decrease the usage of our website and could otherwise harm our business.

We depend on the continued growth of online commerce.

The business of selling goods over the Internet is dynamic and relatively new. Acceptance of and growth in use of the Internet as a medium for consumer commerce may not continue. Concerns about fraud, privacy, and other problems may discourage additional consumers from adopting the Internet as a medium of commerce. Market acceptance for recently introduced services and products over the Internet is highly uncertain, and there are few proven services and products. In order to build and continuously expand our user base, we must appeal to and acquire consumers who historically have used traditional means of commerce to purchase goods. If these consumers prove to be less active than we anticipate, and we are unable to establish efficiencies in our operating costs, including our cost of acquiring and retaining customers, our business could be adversely impacted.

Because we can issue additional common stock and there is a substantial likelihood that we will do so in order to finance the completion of our website, our marketing and our monthly operations requirements, purchasers of our common stock may suffer immediate dilution of their interest in our company.

The most likely source of future funds presently available to us is through the sale of equity. Any sale of our shares will result in dilution to existing shareholders. Furthermore, there is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay our future indebtedness or that we will not default on our future debts, jeopardizing our business viability. Finally, we may not be able to borrow or raise additional capital in the future to meet our need or to otherwise provide the capital necessary to conduct business and develop our business plan, which might result in the loss of some or all of your investment in our common stock.

Because our officer and director is located in non-U.S. jurisdictions, you may have no effective recourse against the management for misconduct and may not be able to enforce judgment and civil liabilities against our officer and director.

Our President is a resident of Canada and all or a substantial portion of our assets and those of our President are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgment obtained against our company, our officer and director, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

Trading of our common stock may be restricted by the Securities and Exchange Commission’s penny stock regulations, which may limit the development of a liquid public market for our common stock and may limit a shareholder’s ability to buy and sell our common stock.

Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in “penny stocks”. “Penny stock” is defined to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. If we establish a trading market in our common stock, our common stock will most likely be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.

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

We currently maintain limited office space for which we pay $100 per month on a month-to-month basis. Our address is Suite 210-580 Hornby Street, Vancouver, British Columbia, Canada. We do not believe that we will need to obtain additional office space at any time in the foreseeable future until our business plan is more fully implemented. We do not have any material assets and, as such, we do not own any real or personal property.

Item 3.	Legal Proceedings.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholders are an adverse party or has a material interest adverse to us.

Item 4.	Submission of Matters to a Vote of Security Holders.

There were no matters submitted to the shareholders during fiscal 2005.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Common Stock

On May 4, 2005, our common stock received approval for quotation on the National Association of Securities Dealers Inc.’s Over-the-Counter Bulletin Board under the name “Medusa Style Corporation” and under the symbol “MSYL”. To date our stock has not yet traded.

Our common shares are issued in registered form. Signature Stock Transfer, Inc., 1 Preston Park, 2301 Ohio Drive, Suite 100, Plano, Texas 75093. (Telephone: (972) 612-4120; Facsimile: (972) 612-4122 ) is the registrar and transfer agent for our common shares.

On October 7, 2005 the shareholder’s list of our common shares showed 102 registered shareholders and 7,000,000 shares outstanding.

There are no outstanding options or warrants to purchase, or securities convertible into our common shares.

There have been no cash dividends declared on our common stock and we do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit our ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

Securities Authorized for Issuance Under Equity Compensation Plans

None

Recent Sales of Unregistered Securities.

There were no sales of unregistered securities during the year ended August 31, 2005.

Item 6.	Management Discussion and Analysis and Plan of Operation.

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

We were incorporated in the State of Nevada on August 23, 2002. To date, our only activities have been directed as raising our initial capital and developing our business plan with respect to distributing products to the professional salon industry through the Internet.

We are a start-up stage corporation and have not generated or realized any revenues from our business.

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

We have begun to implement our business plan. However, we cannot guarantee that even though we have begun operations, that we will stay in business after operations have commenced. If we are unable to secure enough suppliers to provide us with products at suitably low pricing or enough customers willing to buy the products at higher than the price we have negotiated with our suppliers, we may quickly use up the proceeds from the money raised from the offering and will need to find alternative sources such as a second public offering, a private placement of securities, or loans from our officer or others in order for us to maintain our operations. At the present time we have not made any arrangements to raise additional cash.

We had cash resources of $67,796 as at August 31, 2005. We do not know how long the money will last, however, we believe that it will be a year but with limited funds available to develop growth strategy. If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.

Plan of Operation

As at August 31, 2005 we had cash resources of $67,796. We believe we can satisfy our cash requirements during the next 12 months. We do not expect to purchase or sell any facilities or significant equipment. We are currently managed by Janis Douville, the Company’s President and sole board member. We hire consultants, attorneys and other professionals as necessary. We do not plan to hire any full-time employees in the near future.

Our specific goal is to profitably sell a comprehensive supply of products on our Internet website to the salon industry and retail customers. We intend to accomplish the foregoing through the following milestones:

1.    Complete our public offering. We completed this as at May 30, 2003. Now that we have completed our public offering, we have begun to implement our business plan.

2.     After we completed the offering on May 30, 2003, we began to establish our office and to acquire the equipment we need to begin operations. We are currently operating out of a space located at 210-580 Hornby Street, Vancouver, BC, Canada. We also purchased certain computer equipment that has enabled us to begin the development of our database. We do not intend to hire employees at this time; our officer and director handles our administrative duties. We hire consultants and other professionals on an as needed basis.

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

We have contracted Hercules Design, a local graphic design company based out of Vancouver, B.C. Canada, to design and create a company brochure, logo and corporate identity for us to send out to large industry leaders such as Wella or Redken. It is our opinion that a solid corporate identity will provide for a more dynamic introduction to Medusa Style Corporation and our website www.medusastyle.com and enable us to more effectively negotiate and obtain contracts with the leading industry suppliers. It is taking longer than originally anticipated to secure a contract with a major supplier and to date we have not successfully negotiated a contract. We had t-shirts affixed with the Medusa Style logo made to enclose with the brochure and corporate identity package for the industry leaders. We had our brochures printed and have begun to send out our new corporate identity packages to industry leaders in hopes of securing a contract. To date, we have not yet secured a contract with an industry leader. We continue to focus on disseminating our corporate identity packages to introduce medusastyle.com to further industry leaders as well as make contact with the smaller new manufacturers in order to secure our first contract. To date, we have not yet secured a contract with any suppliers.

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

Our attempts to secure a major contract with product suppliers both large and smaller manufacturers have not been encouraging. We have encountered significant resistance from established manufacturers to sell to an unknown commodity such as ourselves. We are continuing our efforts to secure a major contract with a manufacturer but will not commit to spending the necessary funds to complete our website and further develop our business model until we do secure at least one major contract. We are re-evaluation our business concept to determine its feasibility. We may consider exploring other business opportunities although we have not identified any new business opportunities and have no agreements related to such opportunities.

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

Results of operations

From Inception on August 23, 2002 to August 31, 2005

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

Our loss since inception is $67,174 of which $19,611 was for legal fees and $15,332 was for audit fees in connection with our offering and the audits and reviews of our Forms 10KSB and 10QSB. $10,556 was for the preparation of the business plan and initial business development (of which $2,500 was recovered), $2,832 was for the amortization of our computer and office equipment, $7,856 was for transfer agent and filing fees, $1,200 was for rent and $12,287 was for general office costs. We spent $4,613 to purchase computer and office equipment.

Since inception, we have used our common stock to raise money for corporate expenses and to repay outstanding indebtedness. Net cash provided by the sale of shares from inception on August 23, 2002 to August 31, 2005 was $100,050. In addition, a related party advanced a total of $31,649 to us, which must be repaid.

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

As of August 31, 2005, our total assets were $67,796 in cash and $1,781 in net capital assets for total assets of $69,577. Our total liabilities were $36,701 resulting in a working capital position of $31,095. Our liabilities comprised of $31,649 owing to Janis Douville, our president and director for payments made for the contracting for the business plan, initial website development, buying computer equipment and general operating expenses; $3,852 to Vellmer Chang, our auditors for audit and tax preparation fees, $650 to Edgarfilings, $50 to Signature Stock Transfer Inc., the transfer agent and $500 to Wood & Associates for consulting fees.

Item 7.	Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Principles.

The Independent Auditor’s Report of Vellmer Chang for the audited financial statements for the years ended August 31, 2005 and 2004 is included immediately preceding the audited financial statements at the end of this Report.

Item 8.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-KSB. Our financial statements for the period from inception to August 31, 2005, included in this report have been audited by Vellmer Chang, Chartered Accountants, 505-815 Hornby Street, Vancouver, British Columbia, Canada V6Z 2E6 as set forth in their report included herein.

Item 8A.	Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being August 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief financial officer. Based upon that evaluation, our company’s president and chief financial officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our president and secretary as appropriate, to allow timely decisions regarding required disclosure.

Item 8B.	Other Information

None

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers, Promoters and Control Persons

Our directors, executive officer and other significant employees, their ages, positions held and duration each person has held that position are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Janis Douville	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director	56	August 23, 2002

Background of officers and directors

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, including each person’s principal occupation during the period and the name and principal business of the organization by which they were employed.

Janis Douville, Director, President, Chief Executive and Financial Officer and Secretary

Since August 23, 2002, Janis D. Douville has been a member of our board of directors. In 2003, she assumed the position of Chief Financial Officer and Corporate Secretary. In 2005, following the resignation of Ms. Coreena Hansen, the Company’s former President and Chief Executive Officer, Ms. Douville assumed those positions as well. Ms. Douville graduated from Success Business College in 1969. From there she completed Pollocks Cosmetology School and was initially employed by Marie's House of Beauty in Winnipeg, Manitoba, Canada for several years. In 1994, after Ms. Douville relocated to Alberta, Canada, she opened and managed a retail outlet, Cavendish House Collectibles, a handmade craft and collectibles shop for several years. From October 1994 to February 1998, Ms. Douville owned and operated Cavendish House Collectibles located in Leduc, Alberta, Canada, which was engaged in the business of selling floral arrangements, candles and home decorating items. Since February 1998 Ms. Douville has been self-employed maintaining a hairstyling business servicing a number of select customers on a personal one-to-one basis.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, our officer and director has: (1) not filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which she was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which she was an executive officer within two years before the time of such filing; (2) not been convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) not been the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining her from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) not been the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) not been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) not been found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities on Forms 3,4 and 5 respectively.

To the best knowledge of the Company, the director, officer and person who beneficially owned more than ten percent of the Company’s common stock filed timely reports in compliance with Section 16(a).

Audit Committee Financial Expert

Our Board of Director has determined that it does not have a member that would qualify as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that our board member is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for disclosure and for financial reporting. We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any revenues to date.

Code of Ethics

The Company has adopted a code of business conduct and ethics for its directors, officers and any future employees. We will provide a copy of the Code of Ethics to any person without charge, upon request.

Family Relationships

N/A

Item 10.	Executive Compensation.

The following table sets forth the compensation paid by us from August 31, 2003 through August 31, 2005, for each or our officers and directors. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

SUMMARY COMPENSATION TABLE

Long-Term Compensation
		Annual Compensation				Awards	Payouts
Name and Principal Position	Year Ended	Salary (US$)	Bonus (US$)	Other Annual Compensation (US$)	Under Options/ SARs Granted (#)	Securities Restricted Shares or Restricted Share/Units (US$)	LTIP Payouts (US$)	Other Annual Compensation (US$)
Coreena L. Hansen Former President, CEO, Director	2005 2004 2003	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Janis D. Douville President, CEO,CFO, Secretary, Director	2005 2004 2003	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

There are no employment agreements with any of our officers and none are being contemplated.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our directors and officers.

Option/SAR Grants

No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to any executive officers or any directors since our inception, accordingly, no stock options have been exercised by officers or directors in fiscal 2005.

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

Employment Contracts and Termination of Employment and Change- in -Control Arrangements

Coreena Hansen resigned from the Board of Directors on June 6, 2005. There were no disagreements in relation to the resignation of Ms. Hansen.

Report on Repricing of Options/SAR

N/A

Indemnification

Pursuant to the articles of incorporation and bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of her position, if she acted in good faith and in a manner she reasonably believed to be in our best interest. In certain cases, we may advance expenses incurred in defending any such proceeding. To the extent that the officer or director is successful on the merits in any such proceeding as to which such person is to be indemnified, we must indemnify her against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the state Nevada.

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

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of August 31, 2005, the beneficial shareholdings of persons or entities holding five percent or more of our common stock, our directors and executive officers individually, and our directors and officers as a group. Each person has sole voting and investment power with respect to the shares of common stock shown, and all ownership is of record and beneficial.

Name of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent Of Class

Janis D. Douville 3902 - 42nd Street Leduc, Alberta Canada T9E 4X4 CEO, CFO, President, Secretary and Director	5,000,000	71.43%
(All directors and executive officers as a group (1 person) hold 5,000,000 common shares representing 71.43%)

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of our securities that may result in a change in control of the Company.

Equity Compensation Plans

We have no compensation plans (including individual compensation arrangements) under which securities are authorized for issuance.

Item 12.	Certain Relationships and Related Transactions.

No director or executive officer of Medusa Style Corporation, and no owner of five percent or more of the Company’s outstanding shares or any member of their immediate family has entered into or proposed any transaction in which the amount involved exceeds $60,000.

PART IV

Item 13.	Exhibits and Reports on Form 8-K.

(a)	Exhibits

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB2 filed October 25, 2002)
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB2 filed October 25, 2002)
14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on November 19, 2003)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

Resignation of Director and Officer (incorporated by reference from Form 8K filed on June 6, 2005)

Item 14.	Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by Vellmer Chang (formerly Hoogendoorn Vellmer) for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal years ended August 31, 2005 and 2004 were $3,424 and $3,424 respectively.

Audit Related Fees

For the fiscal years ended August 31, 2005 and 2004, the aggregate fees billed for assurance and related services by Vellmer Chang (formerly Hoogendoorn Vellmer) relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above was nil.

Tax Fees

For the fiscal years ended August 31, 2005 and 2004, the aggregate fees billed by Vellmer Chang for other non-audit professional services, other than those services listed above, totaled $428 and $428 respectively.

We do not use Vellmer Chang for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Vellmer Chang to provide compliance outsourcing services.

The Company’s Board of Directors has determined that the provision of non-audit services by Vellmer Chang (formerly Hoogendoorn Vellmer), Chartered Accountants, is compatible with maintaining Vellmer Chang’s independence, and none of such services were pre-approved pursuant to the de minimis exception provided in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934.

The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of October 2005.

MEDUSA STYLE CORPORATION
(Registrant)

BY:	/s/ Janis Douville
Janis Douville, President, Principal Executive Officer and member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date

/s/ Janis Douville	President, Principal Executive and Financial	10/31/2005
Janis Douville	Officer, and a member of the Board of Directors

MEDUSA STYLE CORPORATION
(A Development Stage Company)

FINANCIAL STATEMENTS

AUGUST 31, 2005 AND 2004

Vellmer & Chang
Chartered Accountants *

Suite 505 - 815 Hornby Street
Vancouver, B.C., VZ 2E6, Canada
Tel: 604-687-3773, Fax: 604-687-3778
* denotes a Firm of incorporated professionals

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Medusa Style Corporation
(A Development Stage Company)

We have audited the accompanying balance sheets of Medusa Style Corporation as at August 31, 2005 and 2004 and the related statements of operations, stockholders’ equity and cash flows for the years ended August 31, 2005 and 2004, and the period cumulative from inception on August 23, 2002 to August 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of Medusa Style Corporation as at August 31, 2005 and 2004 and the results of its operations and its cash flows for the years ended August 31, 2005 and 2004 and the period cumulative from inception on August 23, 2002 through to August 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s business is in the development stage and has not generated any revenue to date. At August 31, 2005 the Company has limited cash resources and will likely require new financing, either through issuing shares or debt, to continue the development of its business. These factors together raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also discussed in Note 1. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Vancouver, Canada	“Vellmer & Chang”
October 21, 2005	Chartered Accountants

MEDUSA STYLE CORPORATION (A Development Stage Company) Balance Sheets

As at	August 31, 2005	August 31, 2004
	$	$
ASSETS

Current
Cash	67,796	85,680

Office Equipment (Note 3)	1,781	3,165

TOTAL ASSETS	69,577	88,845

LIABILITIES

Current
Accounts payable and accrued liabilities	5,052	5,470
Advances from a related party (Note 4)	31,649	31,649

TOTAL LIABILITIES	36,701	37,119

STOCKHOLDERS’ EQUITY

Common Stock (Note 5)
Authorized:100,000,000 shares, $0.00001 par value	70	70
Issued and outstanding:
August 31, 2005 and 2004: 7,000,000 common shares

Additional Paid-In Capital	99,980	99,980

Deficit Accumulated During the Development Stage	(67,174)	(48,324)

TOTAL STOCKHOLDERS’ EQUITY	32,876	51,726

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	69,577	88,845

NOTE 1 - ORGANIZATION AND CONTINUANCE OF OPERATIONS

See accompanying Notes to the Financial Statements

MEDUSA STYLE CORPORATION (A Development Stage Company) Statements of Operations

	Year Ended August 31, 2005	Year Ended August 31, 2004	Cumulative from Inception of the Development Stage on August 23, 2002 through to August 31, 2005
	$	$	$

General and Administrative Expenses

Amortization	1,384	971	2,832
Audit fees	5,500	5,634	15,332
Business development	-	3,746	10,556
Legal fees	371	1,988	19,611
Office, administration and rent	8,248	4,311	13,487
Transfer agent and filing fees	3,347	2,685	7,856

	(18,850)	(19,335)	(69,674)

Other Recoveries

Gain on settlement of accounts payable	-	-	2,500

Net Loss	(18,850)	(19,335)	(67,174)

Basic Loss Per Share	(0.00)	(0.00)

Weighted Average Number of Shares Outstanding	7,000,000	7,000,000

See accompanying Notes to the Financial Statements

MEDUSA STYLE CORPORATION (A Development Stage Company) Statement of Stockholders’ Equity

 From Inception on August 23, 2002 through to August 31, 2005:

	Common Stock		Additional Paid-In	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity
		$	$	$	$

Balance, August 23, 2002	-	-	-	-	-

Common stock issued for cash at a price of $0.00001 per common share on August 23, 2002	5,000,000	50	-	-	50

Net loss for the period	-	-	-	(9,810)	(9,810)

Balance, August 31, 2002	5,000,000	50	-	(9,810)	(9,760)

Common stock issued for cash at price of $0.05 per common share on May 30, 2003	2,000,000	20	99,980	-	100,000

Net loss for the year	-	-	-	(19,179)	(19,179)

Balance, August 31, 2003	7,000,000	70	99,980	(28,989)	71,061

Net loss for the year	-	-	-	(19,335)	(19,335)

Balance, August 31, 2004	7,000,000	70	99,980	(48,324)	51,726

Net loss for the year	-	-	-	(18,850)	(18,850)

Balance, August 31, 2005	7,000,000	70	99,980	(67,174)	32,876

See accompanying Notes to the Financial Statements

MEDUSA STYLE CORPORATION (A Development Stage Company) Statements of Cash Flows

	Year Ended August 31, 2005	Year Ended August 31, 2004	Cumulative from Inception of the Development Stage on August 23, 2002 through to August 31, 2005
	$	$	$
Operating Activities
(Net loss) from operations	(18,850)	(19,335)	(67,174)

Items not requiring cash outlay:
- amortization	1,384	971	2,832

Cash provided by (used for) changes in operating assets and liabilities:
- accounts payable and accrued liabilities	(418)	4,420	5,052
- advances from a related party	-	-	31,649

Cash used in operating activities	(17,884)	(13,944)	(27,641)

Investing Activities
Purchase of office equipment	-	(1,435)	(4,613)

Cash used in investing activities	-	(1,435)	(4,613)

Financing Activities
Common stock issued for cash	-	-	100,050

Cash provided by financing activities	-	-	100,050

(Decrease) Increase in cash	(17,884)	(15,379)	67,796

Cash at beginning of year	85,680	101,059	-

Cash at end of year	67,796	85,680	67,796

Supplementary Disclosure of Statements of Cash Flows Information
Interest expense	204	187	616
Income tax expense	-	-	-
Foreign exchange (gain) loss	17	19	382

See accompanying Notes to the Financial Statements

MEDUSA STYLE CORPORATION (A Development Stage Company) Notes to the Financial Statements August 31, 2005 and 2004

Note 1 - Organization and Continuance of Operations

The Company (“Medusa Style”) was incorporated in the State of Nevada on August 23, 2002. It is in the development stage with respect to its business of distributing products to the professional hair salon industry in North America through the Internet.

The Company’s business is in the development stage. Planned principal business activities have not yet commenced. To date, the Company has not yet generated revenue. At August 31, 2005 the Company has limited cash resources and will likely require new financing, either through issuing shares or debt, to continue the development of its business. Management intends to offer for sale additional common stock, however, there can be no assurance that management will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. These factors together raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Note 2 - Summary of Significant Accounting Policies

(a)	Basis of Accounting

These financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and are presented in United States dollars.

(b)	Year end

The Company’s fiscal year end is August 31.

(c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at August 31, 2005, the Company has cash and cash equivalents in the amount of $US nil which are over the insured limit (2004 - $US 9,480).

(d)	Office Equipment

Office equipment is initially recorded at cost and amortized to operations over its estimated useful life at the following amortization rates:

Computer equipment	30% declining balance per annum

Office equipment is written down to its net realizable value if it is determined that its carrying value exceeds the estimated future benefits to the Company.

MEDUSA STYLE CORPORATION (A Development Stage Company) Notes to the Financial Statements August 31, 2005 and 2004

Note 2 - Summary of Significant Accounting Policies (Continued)

(e)	Impairment of long-live assets and long-live assets to be disposed of

The Company has adopted the provisions of SFAS No. 144 “Accounting for the Impairment of Long-Lived Assets to be Disposed of”. SFAS No. 144 established procedures for review of recoverability, and measurement of impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 144 also requires that long-lived assets to be disposed of other than by sale shall continue to be classified as held and used until disposal. Further, SFAS No. 144 specifies the criteria for classifying long-lived assets as “held for sale” and requires that long-lived assets to be disposed of by sale be reported as the lower of carrying amount or fair value less estimated selling costs. Management believes that there has not been any impairment of the Company’s long-lived assets as at August 31, 2005 and 2004.

(f)	Advertising costs

Advertising costs are charged to operations in the period incurred. In the year ended August 31, 2005 there were $nil advertising expenses incurred (2004 - $nil).

(g)	Foreign Currency Translation

The Company's functional currency is the United States dollar. Occasional transactions occur in Canadian currency, and management has adopted SFAS No. 52, “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Gains and losses arising on foreign currency translation are included in operations in the period in which they are incurred.

(h)	Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting stockholder’s equity that, under United States of America generally accepted accounting principles, are excluded from net income (loss), such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. As at August 31, 2005 and 2004, the Company has no items that represent comprehensive income (loss) and, therefore, has not included a schedule of comprehensive income (loss) in the financial statements.

MEDUSA STYLE CORPORATION (A Development Stage Company) Notes to the Financial Statements August 31, 2005 and 2004

Note 2 - Summary of Significant Accounting Policies (Continued)

(i)	Income Taxes

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

Due to the uncertainty regarding the Company’s future profitability, the future tax benefits  of its losses have been fully reserved for and no net tax benefit has been recorded

(j)	Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

(k)	Financial Instruments

The fair value of cash, accounts payable and accrued liabilities and advances from a related party were estimated to approximate their carrying values due to the immediate short-term maturity of these financial instruments.

Financial instruments that potentially subject the Company to credit risk consist principally of cash. Cash is deposited with a high quality credit institution whose deposits are insured up to a maximum of $Cdn 100,000. Management does not believe the Company is exposed to significant credit risk.

Management, as well, does not believe the Company is exposed to significant interest rate risks during the years presented in these financial statements.

(l)	Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.

MEDUSA STYLE CORPORATION (A Development Stage Company) Notes to the Financial Statements August 31, 2005 and 2004

Note 2 - Summary of Significant Accounting Policies (Continued)

(m)	Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. The company does not have a stock option plan nor does it issue stock to non-employees for services. Therefore, management believes that adoption of this Statement has no material impact on the financial statements ended August 31, 2005 and 2004.

During 2004, FASB also issued SFAS No. 151 “Inventory Cost”, SFAS No. 152 “Accounting for Real Estate Time Sharing Transactions”, SFAS No. 153 “Exchanges in Non-Monetary Assets” and SFAS No. 154 “Accounting Changes and Error Corrections”. Management believes that adoption of this Statement has no material impact on the financial statements ended August 31, 2005 and 2004.

Note 3 - Office Equipment

	2005			2004
	Cost	Accumulated Amortization	Net Book Value	Net Book Value
	$	$	$	$

Computer equipment	4,613	2,832	1,781	3,165

Note 4 - Advances from a Related Party

A stockholder and officer of the Company is owed $31,649 for expenses paid on behalf of the Company. The amount due is non-interest bearing, has no stated terms of repayment and is unsecured.

Note 5 - Common Stock

The common stock is not subject to warrants, agreements or options at August 31, 2005 and 2004.

MEDUSA STYLE CORPORATION (A Development Stage Company) Notes to the Financial Statements August 31, 2005 and 2004

Note 6 - Income Taxes

No provision for income taxes has been made for the periods presented as the Company has incurred net losses.

The potential benefits of the net operating losses carried forward have not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefits will be utilized in future years. The components of the net deferred tax asset, the statutory tax rate, and the elected amount of the valuation allowance are as follows:

	August 31, 2005	August 31, 2004
	$	$

Net operating loss carried forward (expiring 2022-2025)	67,450	48,500

Statutory tax rate	15%	15%

Effective tax rate	-	-

Total deferred tax asset	10,100	7,300

Less: Valuation allowance	(10,100)	(7,300)

Net deferred tax asset	-	-