Form 10QSB
period 2005-11-30
MEDUSA STYLE CORP
filed 2006-01-12
CIK 1200528

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	November 30, 2005
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number:     000-50480

MEDUSA STYLE CORPORATION
 (Exact name of small business issuer as specified in its charter)

Nevada	98-0389557
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

580 Hornby Street, Suite 210
Vancouver, British Columbia
Canada V6C 3B6
(Address of principal executive offices)

(604) 687-6991
(Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ] No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [   ] No [ X ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: December 15, 2005: 7,000,000.

Transitional Small Business Disclosure Form (Check one): Yes [   ] No [ X ]

============================================================================================

PART I

Item 1.     Financial Statements

MEDUSA STYLE CORPORATION (A Development Stage Company) Balance Sheets

	November 30,	August 31,
As at	2005 (Unaudited) $	2005 (Audited) $

ASSETS

Current
Cash	60,630	67,796

Office Equipment (Note 3)	1,436	1,781

TOTAL ASSETS	62,066	69,577

LIABILITIES

Current
Accounts payable and accrued liabilities	2,042	5,052
Advances from a related party (Note 4)	31,649	31,649

TOTAL LIABILITIES	33,691	36,701

STOCKHOLDERS' EQUITY

Common Stock (Note 5)
Authorized:100,000,000 shares, $0.00001 par value	70	70
Issued and outstanding: November 30, 2005 and August 31, 2005: 7,000,000 common shares

Additional Paid-In Capital	99,980	99,980

Deficit Accumulated During the Development Stage	(71,675)	(67,174)

TOTAL STOCKHOLDERS' EQUITY	28,375	32,876

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	62,066	69,577

See accompanying Notes to the Financial Statements

MEDUSA STYLE CORPORATION (A Development Stage Company) Statements of Operations (Unaudited)

			Cumulative
			from Inception
			of the
			Development
	For the Three		Stage on
	Months		August 23,
	Ended		2002 through
	November 30, 2005	November 30, 2004	November 30, 2005
	$	$	$
Revenue	-	-	-

General and Administrative Expenses

Amortization	345	345	3,177
Audit fees	728	471	16,060
Business development	-	-	10,556
Legal fees	443	1,750	20,054
Office, administration and rent	2,176	2,025	15,663
Transfer agent and filing fees	809	600	8,665
	(4,501)	(5,191)	(74,175)

Other Recoveries
Gain on settlement of accounts payable	-	-	2,500
Net Loss	(4,501)	(5,191)	(71,675)
Basic Loss Per Share	0.00	0.00
Weighted Average Number of Shares Outstanding	7,000,000	7,000,000

See accompanying Notes to the Financial Statements

MEDUSA STYLE CORPORATION (A Development Stage Company) Statement of Stockholders' Equity (Unaudited)

    From Inception on August 23, 2002 to November 30, 2005:

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)
		$	$	$	$

Balance, August 23, 2002	-	-	-	-	-

Common stock issued for cash of $0.00001 per common share on August 23, 2002	5,000,000	50	-	-	50

Net loss for the period	-	-	-	(9,810)	(9,810)

Balance, August 31, 2002	5,000,000	50	-	(9,810)	(9,760)

Common stock issued for cash of $0.05 per common share on May 30, 2003	2,000,000	20	99,980	-	100,000

Net loss for the year	-	-	-	(19,179)	(19,179)

Balance, August 31, 2003	7,000,000	70	99,980	(28,989)	71,061

Net loss for the year	-	-	-	(19,335)	(19,335)

Balance, August 31, 2004	7,000,000	70	99,980	(48,324)	51,726

Net loss for the year	-	-	-	(18,850)	(18,850)

Balance, August 31, 2005	7,000,000	70	99,980	(67,174)	32,876
Net loss for the period	-	-	-	(4,501)	(4,501)

Balance, November 30, 2005	7,000,000	70	99,980	(71,675)	28,375

See accompanying Notes to the Financial Statements

MEDUSA STYLE CORPORATION (A Development Stage Company) Statements of Cash Flows (Unaudited)

			Cumulative from
			Inception of the Development Stage on
	Three Months ended		August 23, 2002
	November 30,	November 30,	to November 30,
	2005	2004	2005
	$	$	$

Operating Activities
(Net loss) from operations	(4,501)	(5,191)	(71,675)

Items not requiring cash outlay:
- amortization	345	345	3,177

Cash provided by (used for) changes in
operating assets and liabilities:
- accounts payable and
accrued liabilities	(3,010)	2,810	2,042
- advances from a related party	-	-	31,649

Cash used in operating activities	(7,166)	(2,036)	(34,807)

Investing Activities
Purchase of capital assets	-	-	(4,613)

Cash used in investing activities	-	-	(4,613)

Financing Activities
Common stock issued for cash	-	-	100,050

Cash provided by financing activities	-	-	100,050

(Decrease) Increase in cash	(7,166)	(2,036)	60,630

Cash at beginning of period	67,796	85,680	-

Cash at end of period	60,630	83,644	60,630

Supplementary Disclosure of Statements of Cash Flows Information
Interest expense	88	75	704
Income tax expense (Note 6)	-	-	-
Foreign exchange (gain) loss	11	6	393

See accompanying Notes to the Financial Statements

MEDUSA STYLE CORPORATION (A Development Stage Company) Notes to the Financial Statements November 30, 2005 (Unaudited)

Note 1 - Organization and Continuance of Operations

The Company ("Medusa Style") was incorporated in the State of Nevada on August 23, 2002. It is in the development stage with respect to its business of distributing products to the professional hair salon industry in North America through the Internet.

The Company's business is in the development stage. Planned principal business activities have not yet commenced. To date, the Company has not yet generated revenue. At November 30, 2005 the Company has limited cash resources and will likely require new financing, either through issuing shares or debt, to continue the development of its business. Management intends to offer for sale additional common stock, however, there can be no assurance that management will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. These factors together raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal recurring nature. Operating results for the three-month period ended November 30, 2005 are not necessarily indicative of the results that can be expected for the fiscal year ended August 31, 2006.

Note 2 - Summary of Significant Accounting Policies

(a)     Basis of Accounting

These unaudited financial statements have been prepared in accordance with the instructions to SEC Form 10-QSB, and are presented in United States dollars.

(b)     Year end

The Company's fiscal year end is August 31.

(c)     Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at November 30, 2005, the Company has cash and cash equivalents in the amount of $US nil which arre over the insured limit.

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

MEDUSA STYLE CORPORATION (A Development Stage Company) Notes to the Financial Statements November 30, 2005 (Unaudited)

Note 2 - Summary of Significant Accounting Policies (Continued)

(e)     Impairment of long-live assets and long-live assets to be disposed of

The Company has adopted the provisions of SFAS No. 144 "Accounting for the Impairment of Long-Lived Assets to be Disposed of". SFAS No. 144 established procedures for review of recoverability, and measurement of impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 144 also requires that long-lived assets to be disposed of other than by sale shall continue to be classified as held and used until disposal. Further, SFAS No. 144 specifies the criteria for classifying long-lived assets as "held for sale" and requires that long-lived assets to be disposed of by sale be reported as the lower of carrying amount or fair value less estimated selling costs. Management believes that there has not been any impairment of the Company's long-lived assets as at November 30, 2005.

(f)     Advertising costs

Advertising costs are charged to operations in the period incurred. In the period ended November 30, 2005 there were $nil advertising expenses incurred.

(g)     Foreign Currency Translation

The Company's functional currency is the United States dollar. Occasional transactions occur in Canadian currency, and management has adopted SFAS No. 52, "Foreign Currency Translation". Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Gains and losses arising on foreign currency translation are included in operations in the period in which they are incurred.

(h)     Comprehensive Income (Loss)

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting stockholder's equity that, under United States of America generally accepted accounting principles, are excluded from net income (loss), such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. As at November 30, 2005, the Company has no items that represent comprehensive income (loss) and, therefore, has not included a schedule of comprehensive income (loss) in the financial statements.

MEDUSA STYLE CORPORATION (A Development Stage Company) Notes to the Financial Statements November 30, 2005 (Unaudited)

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

Due to the uncertainty regarding the Company's future profitability, the future tax benefits of its losses have been fully reserved for and no net tax benefit has been recorded.

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

Management, as well, does not believe the Company is exposed to significant interest rate risks during the period presented in these financial statements.

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

MEDUSA STYLE CORPORATION (A Development Stage Company) Notes to the Financial Statements November 30, 2005 (Unaudited)

Note 2 - Summary of Significant Accounting Policies (Continued)

(m)     Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, "Share Based Payment". SFAS 123R is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation", and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. The company does not have a stock option plan nor does it issue stock to non-employees for services. Therefore, management believes that adoption of this Statement has no material impact on the financial statements ended November 30, 2005.

During 2004, FASB also issued SFAS No. 151 "Inventory Cost", SFAS No. 152 "Accounting for Real Estate Time Sharing Transactions", SFAS No. 153 "Exchanges in Non-Monetary Assets" and SFAS No. 154 "Accounting Changes and Error Corrections". Management believes that adoption of this Statement has no material impact on the financial statements ended November 30, 2005.

Note 3 - Office Equipment

November 30, 2005	August 31, 2005

	Cost	Accumulated Amortization	Net Book Value	Net Book Value
	$	$	$	$

Computer equipment	4,613	3,177	1,436	1,781

Note 4 - Advances from a Related Party

A stockholder and officer of the Company is owed $31,649 for expenses paid on behalf of the Company. The amount due is non-interest bearing, has no stated terms of repayment and is unsecured.

Note 5 - Common Stock

The common stock is not subject to warrants, agreements or options at November 30, 2005.

MEDUSA STYLE CORPORATION (A Development Stage Company) Notes to the Financial Statements November 30, 2005 (Unaudited)

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

The potential benefits of the net operating losses carried forward have not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefits will be utilized in future years. The components of the net deferred tax asset, the statutory tax rate, and the elected amount of the valuation allowance are as follows:

	November 30, 2005	August 31, 2005
	$	$

Net operating loss carried
forward (expiring 2022-2025)	71,950	67,450

Statutory tax rate	15%	15%

Effective tax rate	-	-

Total deferred tax asset	10,790	10,100

Less: Valuation allowance	(10,790)	(10,100)

Net deferred tax asset	-	-

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

The Company had cash resources of $60,630, as at November 30, 2005, however, we do not know how long the money will last. We believe that it will last a year but with limited funds available to develop growth strategy. If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.

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

2. After we completed the offering on May 30, 2003, we began to establish our office and to acquire the equipment we need to begin operations. We are currently operating out of the space leased on a month-to-month basis for $100 per month. We also purchased certain computer equipment that will enable us to begin the development of our database. We do not intend to hire employees at this time; our officers and directors handle our administrative duties.

3. Now that we have established our office, we have begun contacting large industry leaders, to offer their products on our website. We have also located smaller, new manufacturers to offer their products on a more exclusive basis. Once we have signed at least one contract we will complete the initial development of our website. The execution of additional contracts with suppliers and the development of the website will be ongoing during the life of our operations. As more products are added and as our customer database expands, we will have to be continually upgrading the website. We believe that it will cost up to $10,000 in order to have our website initially operational and $5,000 to have our database initially ready to receive information. Both the initial operation of the website and the database will be ready approximately 60 days from the signing of our first contract with a major supplier. At that time we will be able to accept orders for products we will sell. As additional contracts are signed with suppliers, we will up-grade the website. As our customer base increases we will up-grade the database. Both upgrades will be ongoing during the life of our operations. In addition to offering equipment and products, we will pass on industry information to salon owners that we acquire from other salon operators and manufacturers of equipment and products we will sell.

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

4. As soon as our website is operational, which we had estimated will be approximately 60 days from signing our first contract with a major supplier, we will begin to market our website in the United States and in Canada through traditional sources such as trade magazines, conventions and conferences, newspaper advertising, billboards, telephone directories and flyers / mailers. We intend to target purchasers of salon products such as salon owners, operators and purchasing agents. We may utilize inbound links that connect directly to our website from other sites. Potential customers can simply click on these links to become connected to our website from search engines and community and affinity sites. We believe that it will cost a minimum of $15,000 for our marketing campaign. Marketing is an ongoing matter that will continue during the life of our operations. We believe that we should begin to see initial results from our marketing campaign within 30 days from its initiation, or 90 days from signing our first contract with a major supplier. Part of our marketing program includes sourcing out and identifying salon owners, operators and purchasing agents who may become potential buyers of products from our website. The process of sourcing out suppliers includes identifying manufacturers, large and small by research into existing databases via the Internet and research in trade magazines and directories. We have started this process using the Maximizer Enterprise sales and customer management program. We have begun developing our database by initiating the setup of the Maximizer Enterprise program into our computer system. It acts as a central library or database to store vital sales and marketing information. It stores lists of information, performs fast searches of the stored information and creates unique company contact links. We have begun the process of customizing the Maximizer program for our own requirements. We are currently focusing on the initial targeted test area of Vancouver, British Columbia, Canada and Seattle, Washington. We have sourced out and identified several area salon owners, operations and purchasing agents who may become our potential clients and continue to enter those new contacts into the central database. In doing so, we can better identify the current market product needs and wants of our potential customers.

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

Until our website is fully operational, we do not believe that industry leaders will provide us with their best products or best prices. We believe, however, that once our website is operational and we have developed a significant database of customers, industry leaders will provide us with their best products and best prices.

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

Results of Operations

From Inception on August 23, 2002 to November 30, 2005

From inception we incorporated the company, hired the attorney, hired the auditor for the preparation of our registration statement and completed our offering that raised $100,000. We contracted Concord Business Development to assist in the preparation of a business plan. We contracted Concord Interactive Inc. to create an Internet website with the domain name "medusastyle.com". We established our initial office and have begun to work on our database and source out potential customers. We had a company brochure, logo and corporate identity packages created for us by Hercules Design. We have contacted several major manufacturers to try to negotiate a contract to offer their products for sale on our website. Our loss since inception is $71,675 of which $20,054 was for legal fees and $16,060 was for audit fees in connection with our offering and the review of our Forms 10KSB and 10QSB. $10,556 was for the preparation of the business plan and initial business development, $3,177 was for the amortization of our computer and office equipment, $8,665 was for transfer agent and filing fees and $13,163 was for general office costs. We spent $4,613 to purchase computer and office equipment.

Since inception, we have used our common stock to raise money for corporate expenses and to repay outstanding indebtedness. Net cash provided by the sale of shares from inception on August 23, 2002 to November 30, 2005 was $100,050. In addition, a related party advanced a total of $31,649 to us, which must be repaid.

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

As of November 30, 2005, our total assets were $62,066, comprising $60,630 in cash and $1,436 in capital assets. Our total liabilities were $33,691 comprising of $31,649 owing to Janis Douville, our President and Director, for payments made for the contracting for the business plan and initial website development, buying computer equipment and general operating expenses, and $2,042 in general trade payables.

Item 3.     Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being November 30, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President and Chief Financial Officer. Based upon that evaluation, our company's President and Chief Financial Officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report.

There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Financial Officer is appropriate, to allow timely decisions regarding required disclosure.

Part II. OTHER INFORMATION

Item 1.     Legal Proceedings

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officer or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Registered Securities

Our SB-2 Registration Statement was declared effective March 6, 2003 (Commission file no. 333-100749). We offered up to a total of 4,000,000 shares of common stock on a self-underwritten basis, 2,000,000 shares minimum, 4,000,000 shares maximum at the offering price of $0.05 per share. On May 30, 2003 we completed our public offering by raising $100,000. We sold 2,000,000 shares of our common stock at an offering price of $0.05 per share. No direct or indirect payments were made to directors, officers, and general partners of the issuer or their associates in connection with the offering.

From March 6, 2003, the effective date of the Securities Act Registration Statement, to November 30, 2005, from the $100,000 raised, we have incurred $15,748 to purchase computer equipment and establish our office, $12,890 in audit fees, $3,077 in legal fees, $8,665 in transfer agent and filing fees, $3,746 for business development, and ($4,756) in general working capital for a total of $39,370.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 10th day of January 2006.

MEDUSA STYLE CORPORATION (Registrant)

BY:	/s/ Janis Douville Janis Douville, President, Principal Executive Officer and member of the Board of Directors