Form 10KSB/A
period 2005-08-31
MEDUSA STYLE CORP
filed 2006-02-10
CIK 1200528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-KSB/A
[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended - August 31, 2005

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from [ ] TO [ ]

Commission file number 000-50480

MEDUSA STYLE CORPORATION
(Name of small business in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	98-0389557 (I.R.S. Employer Identification No.)

580 Hornby Street, Suite 210
Vancouver, British Columbia, Canada V6C 3B6
(Address of principal executive offices)

Issuer's telephone number     (604) 687-6991

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
YES [X] NO [   ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

State issuer's revenues for its most recent fiscal year: - Nil

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
YES [   ] NO [X]

PART IV

Item 13.     Exhibits and Reports on Form 8-K.

(a)     Exhibits

3.1*     Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB2 filed October 25, 2002)

3.2*     Bylaws (incorporated by reference from our Registration Statement on Form SB2 filed October 25, 2002)

14.1*     Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on November 19, 2003)

31.1     Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of February 2006.

MEDUSA STYLE CORPORATION (Registrant)

BY:	/s/ Janis Douville Janis Douville, President, Principal Executive Officer and member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date
/s/ Janis Douville Janis Douville	President, Principal Executive and Financial Officer, and a member of the Board of Directors	02/10/2006