Form 10QSB
period 2006-02-28
MEDUSA STYLE CORP
filed 2006-04-13
CIK 1200528

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	February 28, 2006
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: March 15, 2006: 7,000,000.

Transitional Small Business Disclosure Form (Check one): Yes [   ] No [ X ]

==========================================================================================

PART I

Item 1. Financial Statements

MEDUSA STYLE CORPORATION (A Development Stage Company) Balance Sheets

As at		February 28,	August 31,
		2006 (Unaudited)	2005 (Audited)
	ASSETS	$	$

Current
Cash	57,132	67,796

Office Equipment (Note 3)	1,514	1,781

TOTAL ASSETS	58,646	69,577

LIABILITIES

Current
Accounts payable and accrued liabilities	2,540	5,052
Advances from a related party (Note 4)	31,649	31,649

TOTAL LIABILITIES	34,189	36,701

STOCKHOLDERS' EQUITY

Common Stock (Note 5)
Authorized:100,000,000 shares, $0.00001 par value	70	70
Issued and outstanding: February 28, 2006 and August 31, 2005: 7,000,000 common shares

Additional Paid-In Capital	99,980	99,980

Deficit Accumulated During the Development Stage	(75,593)	(67,174)

TOTAL STOCKHOLDERS' EQUITY	24,457	32,876

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	58,646	69,577

      NOTE 1 - ORGANIZATION AND CONTINUANCE OF OPERATIONS

See accompanying Notes to the Financial Statements

MEDUSA STYLE CORPORATION (A Development Stage Company) Statement of Operations (Unaudited)

					Cumulative
					from Inception
					of the
					Development
	For the Three		For the Six		Stage on
	Months		Months		August 23,
	Ended		Ended		2002 through
	February 28, 2006	February 28, 2005	February 28, 2006	February 28, 2005	February 28, 2006
	$	$	$	$	$
Revenue	-	-	-	-	-

General and Administrative Expenses

Amortization	134	341	267	686	3,099
Audit Fees	835	514	1,562	984	16,894
Business development	-	-	-	-	10,556
Legal fees	250	-	693	1,750	20,304
Office, administration and rent	2,101	1,625	4,278	3,650	17,765
Transfer agent and filing fees	810	467	1,619	1,067	9,475
	(4,130)	(2,947)	(8,419)	(8,137)	(78,093)

Other Recoveries
Gain on settlement of accounts payable	-	-	-	-	2,500
Net Loss	(4,130)	(2,947)	(8,419)	(8,137)	(75,593)
Basic Loss Per Share	0.00	0.00	0.00	0.00
Weighted Average Number of Shares Outstanding	7,000,000	7,000,000	7,000,000	7,000,000

See accompanying Notes to the Financial Statements

MEDUSA STYLE CORPORATION (A Development Stage Company) Statement of Stockholders' Equity (Unaudited)

From Inception on August 23, 2002 to February 28, 2006:

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)
		$	$	$	$

Balance, August 23, 2002	-	-	-	-	-

Common stock issued for cash of $0.00001 per common share on August 23, 2002	5,000,000	50	-	-	50

Net loss for the period	-	-	-	(9,810)	(9,810)

Balance, August 31, 2002	5,000,000	50	-	(9,810)	(9,760)

Common stock issued for cash of $0.05 per common share on May 30, 2003	2,000,000	20	99,980	-	100,000

Net loss for the year	-	-	-	(19,179)	(19,179)

Balance, August 31, 2003	7,000,000	70	99,980	(28,989)	71,061

Net loss for the year	-	-	-	(19,335)	(19,335)

Balance, August 31, 2004	7,000,000	70	99,980	(48,324)	51,726

Net loss for the year	-	-	-	(18,850)	(18,850)

Balance, August 31, 2005	7,000,000	70	99,980	(67,174)	32,876
Net loss for the period	-	-	-	(8,419)	(8,419)

Balance, February 28, 2006	7,000,000	70	99,980	(75,593)	24,457

See accompanying Notes to the Financial Statements

MEDUSA STYLE CORPORATION (A Development Stage Company) Statements of Cash Flows (Unaudited)

			Cumulative from
			Inception of the Development Stage on
	Six Months Ended		August 23, 2002
	February 28,	February 28,	to February 28,
	2006	2005	2006
	$	$	$

Operating Activities
(Net loss) from operations	(8,419)	(8,137)	(75,593)

Items not requiring cash outlay:
- amortization	267	686	3,099

Cash provided by (used for) changes in
operating assets and liabilities: - prepaid expenses	-	(647)	-
- accounts payable and
accrued liabilities	(2,512)	(2,625)	2,540
- advances from a related party	-	-	31,649

Cash used in operating activities	(10,664)	(10,723)	(38,305)

Investing Activities
Purchase of capital assets	-	-	(4,613)

Cash used in investing activities	-	-	(4,613)

Financing Activities
Common stock issued for cash	-	-	100,050

Cash provided by financing activities	-	-	100,050

(Decrease) increase in cash	(10,664)	(10,723)	57,132

Cash at beginning of period	67,796	85,680	-

Cash at end of period	57,132	74,957	57,132

Supplementary Disclosure of Statements of Cash Flows Information
Interest expense	131	114	747
Income tax expense (Note 6)	-	-	-
Foreign exchange (gain) loss	8	12	390

See accompanying Notes to the Financial Statements

MEDUSA STYLE CORPORATION (A Development Stage Company) Notes to the Financial Statements February 28, 2006 (Unaudited)

Note 1 - Organization and Continuance of Operations

The Company ("Medusa Style") was incorporated in the State of Nevada on August 23, 2002. It is in the development stage with respect to its business of distributing products to the professional hair salon industry in North America through the Internet.

The Company's business is in the development stage. Planned principal business activities have not yet commenced. To date, the Company has not yet generated revenue. At February 28, 2006 the Company has limited cash resources and will likely require new financing, either through issuing shares or debt, to continue the development of its business. Management intends to offer for sale additional common stock, however, there can be no assurance that management will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. These factors together raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal recurring nature. Operating results for the six-month period ended February 28, 2006 are not necessarily indicative of the results that can be expected for the fiscal year ended August 31, 2006.

Note 2 - Summary of Significant Accounting Policies

(a)      Basis of Accounting

These unaudited financial statements have been prepared in accordance with the instructions to SEC Form 10-QSB, and are presented in United States dollars.

(b)      Year End

The Company's fiscal year end is August 31.

(c)      Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at February 28, 2006, the Company has cash and cash equivalents in the amount of $US nil which are over the insured limit.

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

MEDUSA STYLE CORPORATION (A Development Stage Company) Notes to the Financial Statements February 28, 2006 (Unaudited)

Note 2 - Summary of Significant Accounting Policies (Continued)

(e)      Impairment of Long-live Assets and Long-live Assets to be Disposed of

The Company has adopted the provisions of SFAS No. 144 "Accounting for the Impairment of Long-Lived Assets to be Disposed of". SFAS No. 144 established procedures for review of recoverability, and measurement of impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 144 also requires that long-lived assets to be disposed of other than by sale shall continue to be classified as held and used until disposal. Further, SFAS No. 144 specifies the criteria for classifying long-lived assets as "held for sale" and requires that long-lived assets to be disposed of by sale be reported as the lower of carrying amount or fair value less estimated selling costs. Management believes that there has not been any impairment of the Company's long-lived assets as at February 28, 2006.

(f)      Advertising Costs

Advertising costs are charged to operations in the period incurred. In the period ended February 28, 2006 there were $nil advertising expenses incurred (2005 - $nil).

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

(h)      Comprehensive Income (Loss)

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting stockholder's equity that, under United States of America generally accepted accounting principles, are excluded from net income (loss), such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. As at February 28, 2006, the Company has no items that represent comprehensive income (loss) and, therefore, has not included a schedule of comprehensive income (loss) in the financial statements.

MEDUSA STYLE CORPORATION (A Development Stage Company) Notes to the Financial Statements February 28, 2006 (Unaudited)

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

MEDUSA STYLE CORPORATION (A Development Stage Company) Notes to the Financial Statements February 28, 2006 (Unaudited)

Note 2 - Summary of Significant Accounting Policies (Continued)

(m)      Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, "Share Based Payment". SFAS 123R is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. The company does not have a stock option plan nor does it issue stock to non-employees for services. Therefore, management believes that adoption of this Statement has no material impact on the financial statements ended February 28, 2006.

FASB also issued SFAS No. 154 "Accounting Changes and Error Corrections", SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments - an amendment of SFAS No. 133 and 140", and SFAS No. 156 "Accounting for Servicing of Financial Assets - an amendment of SFAS No. 140). Management believes that adoption of these Statements has no material impact on the financial statements ended February 28, 2006.

Note 3 - Office Equipment

	February 28, 2006			August 31, 2005
		Accumulated	Net Book	Net Book
	Cost	Amortization	Value	Value
	$	$	$	$

Computer equipment	4,613	3,099	1,514	1,781

Note 4 - Advances from a Related Party

A stockholder and officer of the Company is owed $31,649 for expenses paid on behalf of the Company. The amount due is non-interest bearing, has no stated terms of repayment and is unsecured.

Note 5 - Common Stock

The common stock is not subject to warrants, agreements or options at February 28, 2006.

MEDUSA STYLE CORPORATION (A Development Stage Company) Notes to the Financial Statements February 28, 2006 (Unaudited)

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

The potential benefits of the net operating losses carried forward have not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefits will be utilized in future years. The components of the net deferred tax asset, the statutory tax rate, and the elected amount of the valuation allowance are as follows:

	February 28, 2006	August 31, 2005
	$	$

Net operating loss carried
forward (expiring 2022-2025)	75,900	67,450

Statutory tax rate	15%	15%

Total deferred tax asset	11,400	10,100

Less: Valuation allowance	(11,400)	(10,100)

Net deferred tax asset	-	-

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

The Company had cash resources of $57,132, as at February 28, 2006, however, we do not know how long the money will last. We believe that it will last a year but with limited funds available to develop growth strategy. If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.

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

Results of Operations

From Inception on August 23, 2002 to February 28, 2006

From inception we incorporated the company, hired the attorney, hired the auditor for the preparation of our registration statement and completed our offering that raised $100,000. We created an Internet website with the domain name "medusastyle.com". We established our initial office and have begun to work on our database and source out potential customers. We had a company brochure, logo and corporate identity packages created for us. We have contacted several major manufacturers to try to negotiate a contract to offer their products for sale on our website. Our loss since inception is $75,593 of which $20,304 was for legal fees and $16,894 was for audit fees in connection with our offering and the review of our Forms 10KSB and 10QSB. $10,556 was for the preparation of the business plan and initial business development, $3,099 was for the amortization of our computer and office equipment, $9,475 was for transfer agent and filing fees and $17,765 was for general office costs. We spent $4,613 to purchase computer and office equipment. We recovered $2,500 of operating expenses through a settlement of accounts payable.

Since inception, we have used our common stock to raise money for corporate expenses and to repay outstanding indebtedness. Net cash provided by the sale of shares from inception on August 23, 2002 to February 28, 2006 was $100,050. In addition, a related party advanced a total of $31,649 to us, which must be repaid.

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

As of February 28, 2006, our total assets were $58,646, comprising $57,132 in cash and $1,514 in capital assets. Our total liabilities were $34,189 comprising of $31,649 owing to Janis Douville, our President and Director, for payments made for the contracting for the business plan and initial website development, buying computer equipment and general operating expenses, and $2,540 in general trade payables.

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being February 28, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President and Chief Financial Officer. Based upon that evaluation, our company's President and Chief Financial Officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from Registered Securities

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

From March 6, 2003, the effective date of the Securities Act Registration Statement, to February 28, 2006, from the $100,000 raised, we have incurred $17,849 to purchase computer equipment and establish our office, $13,725 in audit fees, $3,327 in legal fees, $9,475 in transfer agent and filing fees, $3,746 for business development, and ($5,257) in general working capital for a total of $42,865.

Item 3.     Defaults Upon Senior Securities.

None

Item 4.     Submission of Matters to a Vote of Security Holders.

None

Item 5.     Other Information.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of April 2006.

MEDUSA STYLE CORPORATION (Registrant)

BY:	JANIS DOUVILLE Janis Douville, President, Principal Executive Officer, Principal Financial Officer, Secretary and sole member of the Board of Directors