Form 10QSB
period 2006-05-31
MEDUSA STYLE CORP
filed 2006-07-17
CIK 1200528

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For
	the quarterly period ended	May 31, 2006
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: July 1, 2006: 7,000,000.

Transitional Small Business Disclosure Form (Check one): Yes [   ] No [ X ]

=================================================================================================

PART 1
Item 1. Financial Statements
MEDUSA STYLE CORPORATION (A Development Stage Company) Balance Sheets

As at	May 31, 2006	August 31, 2005
	(Unaudited)	(Audited)
	$	$
ASSETS

Current
Cash	53,083	67,796

Office Equipment (Note 3)	1,400	1,781

TOTAL ASSETS	54,483	69,577

LIABILITIES

Current
Accounts payable and accrued liabilities	1,309	5,052
Advances from a related party (Note 4)	31,649	31,649
TOTAL LIABILITIES	32,958	36,701

STOCKHOLDERS' EQUITY

Common Stock (Note 5)
Authorized: 100,000,000 shares, $0.00001 par value	70	70
Issued and outstanding:
May 31, 2006 and August 31, 2005: 7,000,000 common shares

Additional Paid-In Capital	99,980	99,980

Deficit Accumulated During the Development Stage	(78,525)	(67,174)

TOTAL STOCKHOLDERS' EQUITY	21,525	32,876

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	54,483	69,577

NOTE 1 - ORGANIZATION AND CONTINUANCE OF OPERATIONS

See accompanying Notes to the Financial Statements

MEDUSA STYLE CORPORATION (A Development Stage Company) Statements of Operations (Unaudited)

					Cumulative
					from Inception
					of the
					Development
	For the Three Months Ended		For the Nine Months Ended		Stage on
					August 23, 2002 through
	May 31, 2006	May 31, 2005	May 31, 2006	May 31, 2005	May 31, 2006
	$	$	$	$	$

Revenue	-	-	-	-	-

General and Administrative Expenses

Amortization	114	349	381	1,035	3,213
Audit fees	494	492	2,057	1,477	17,388
Business development	-	-	-	-	10,556
Legal fees	-	-	693	1,750	20,304
Office and administration and rent	2,174	1,919	6,451	5,569	19,939
Transfer agent and filing fees	150	784	1,769	1,851	9,625

	(2,932)	(3,544)	(11,351)	(11,682)	(81,025)

Other Recoveries
Gain on settlement of accounts payable	-	-	-	-	2,500

Net Loss	(2,932)	(3,544)	(11,351)	(11,682)	(78,525)

Basic Loss Per Share	0.00	0.00	0.00	0.00

Weighted Average
Number of Shares Outstanding	7,000,000	7,000,000	7,000,000	7,000,000

See accompanying Notes to the Financial Statements

MEDUSA STYLE CORPORATION
(A Development Stage Company)

Statement of Stockholders' Equity
(Unaudited)

From Inception on August 23, 2002 to May 31, 2006:

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)
		$	$	$	$

Balance, August 23, 2002	-	-	-	-	-

Common stock issued for cash of
$0.00001 per common share
On August 23, 2002	5,000,000	50	-	-	50

Net loss for the period	-	-	-	(9,810)	(9,810)

Balance, August 31, 2002	5,000,000	50	-	(9,810)	(9,760)

Common stock issued for cash of
$0.05 per common share
On May 30, 2003	2,000,000	20	99,980	-	100,000

Net loss for the year	-	-	-	(19,179)	(19,179)

Balance, August 31, 2003	7,000,000	70	99,980	(28,989)	71,061

Net loss for the year	-	-	-	(19,335)	(19,335)

Balance, August 31, 2004	7,000,000	70	99,980	(48,324)	51,726

Net loss for the year	-	-	-	(18,850)	(18,850)

Balance, August 31, 2005	7,000,000	70	99,980	(67,174)	32,876

Net loss for the period	-	-	-	(11,351)	(11,351)

Balance, May 31, 2006	7,000,000	70	99,980	(78,525)	21,525

See accompanying Notes to the Financial Statements

MEDUSA STYLE CORPORATION (A Development Stage Company) Statements of Cash Flows (Unaudited)

			Cummulative from
			Inception of the
			Development
	Nine Months Ended		Stage On
	May 31,	May 31,	August 23, 2002
	2006	2005	To May 31, 2006
	$	$	$

Operating activities
(Net loss) from operations	(11,351)	(11,682)	(78,525)

Items not requiring cash outlay:
- amortization	381	1,035	3,213

Cash provided by (used for) changes in
Operating assets and liabilities:
- prepaid expenses	-	(147)	-
- accounts payable and
accrued liabilities	(3,743)	(2,686)	1,309
- advances from a related party	-	-	31,649

Cash used in operating activities	(14,713)	(13,480)	(42,354)

Investing activities
Purchase of capital assets	-	-	(4,613)

Cash used in investing activities	-	-	(4,613)

Financing activities
Common stock issued for cash	-	-	100,050

Cash provided by financing activities	-	-	100,050

(Decrease) increase in cash	(14,713)	(13,480)	53,083

Cash at beginning of period	67,796	85,680	-

Cash at end of period	53,083	72,200	53,083

Supplementary Disclosure of
Statements of Cash Flows Information
Interest expense	175	43	791
Income tax expense (Note 6)	-	-	-
Foreign exchange (gain) loss	10	1	392

See accompanying Notes to the Financial Statements

MEDUSA STYLE CORPORATION (A Development Stage Company) Notes to the Financial Statements May 31, 2006 (Unaudited)

Note 1 - Organization and Continuance of Operations

The Company ("Medusa Style") was incorporated in the State of Nevada on August 23, 2002. It is in the development stage with respect to its business of distributing products to the professional hair salon industry in North America through the Internet.

The Company's business is in the development stage. Planned principal business activities have not yet commenced. To date, the Company has not yet generated revenue. At May 31, 2006 the Company has limited cash resources and will likely require new financing, either through issuing shares or debt, to continue the development of its business. Management intends to offer for sale additional common stock, however, there can be no assurance that management will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. These factors together raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal recurring nature. Operating results for the nine-month period ended May 31, 2006 are not necessarily indicative of the results that can be expected for the fiscal year ended August 31, 2006.

Note 2 - Summary of Significant Accounting Policies

(a)	Basis of Accounting

These unaudited financial statements have been prepared in accordance with the instructions to SEC Form 10-QSB, and are presented in United States dollars.

(b)	Year End

The Company's fiscal year end is August 31.

(c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at May 31, 2006, the Company has cash and cash equivalents in the amount of $US nil which are over the insured limit. Further, as at May 31, 2006 the Company had $nil of cash equivalents.

(d)	Office Equipment

Office equipment is initially recorded at cost and amortized to operations over its estimated useful life at the following amortization rates:

Computer equipment	30% declining balance per annum

Office equipment is written down to its net realizable value if it is determined that its carrying value exceeds the estimated future benefits to the Company.

MEDUSA STYLE CORPORATION (A Development Stage Company) Notes to the Financial Statements May 31, 2006 (Unaudited)

Note 2 - Summary of Significant Accounting Policies (Continued)

(e)	Impairment of Long-live Assets and Long-live Assets to be Disposed of

The Company has adopted the provisions of SFAS No. 144 " Accounting for the Impairment of Long-Lived Assets to be Disposed of" .. SFAS No. 144 established procedures for review of recoverability, and measurement of impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 144 also requires that long-lived assets to be disposed of other than by sale shall continue to be classified as held and used until disposal. Further, SFAS No. 144 specifies the criteria for classifying long-lived assets as " held for sale" and requires that long-lived assets to be disposed of by sale be reported as the lower of carrying amount or fair value less estimated selling costs. Management believes that there has not been any impairment of the Company' s long-lived assets as at May 31, 2006.

(f)	Advertising Costs

Advertising costs are charged to operations in the period incurred. In the period ended May 31, 2006 there were $nil advertising expenses incurred (2005 - $nil).

(g)	Foreign Currency Translation

The Company's functional currency is the United States dollar. Occasional transactions occur in Canadian currency, and management has adopted SFAS No. 52, " Foreign Currency Translation" .. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Gains and losses arising on foreign currency translation are included in operations in the period in which they are incurred.

(h)	Comprehensive Income (Loss)

SFAS No. 130, " Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting stockholder' s equity that, under United States of America generally accepted accounting principles, are excluded from net income (loss), such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. As at May 31, 2006, the Company has no items that represent comprehensive income (loss) and, therefore, has not included a schedule of comprehensive income (loss) in the financial statements.

MEDUSA STYLE CORPORATION (A Development Stage Company) Notes to the Financial Statements May 31, 2006 (Unaudited)

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

Due to the uncertainty regarding the Company' s future profitability, the future tax benefits of its losses have been fully reserved for and no net tax benefit has been recorded.

(j)	Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

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

MEDUSA STYLE CORPORATION (A Development Stage Company) Notes to the Financial Statements May 31, 2006 (Unaudited)

Note 2 - Summary of Significant Accounting Policies (Continued)

(m)	Recent Accounting Pronouncements

FASB also issued SFAS No. 154 "Accounting Changes and Error Corrections", SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments - an amendment of SFAS No. 133 and 140", and SFAS No. 156 "Accounting for Servicing of Financial Assets - an amendment of SFAS No. 140). Management believes that adoption of these Statements has no material impact on the financial statements ended May 31, 2006.

Note 3 - Office Equipment

May 31, 2006	August 31, 2005

	Cost	Accumulated Amortization	Net Book Value	Net Book Value
	$	$	$	$
Computer equipment	4,613	3,213	1,400	1,781

Note 4 - Advances from a Related Party

A stockholder and officer of the Company is owed $31,649 for expenses paid on behalf of the Company. The amount due is non-interest bearing, has no stated terms of repayment and is unsecured.

Note 5 - Common Stock

The common stock is not subject to warrants, agreements or options at May 31, 2006.

MEDUSA STYLE CORPORATION (A Development Stage Company) Notes to the Financial Statements May 31, 2006 (Unaudited)

Note 6- Income Taxes

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

The potential benefits of the net operating losses carried forward have not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefits will be utilized in future years. The components of the net deferred tax asset, the statutory tax rate, and the elected amount of the valuation allowance are as follows:

	May 31, 2006	August 31, 2005
	$	$

Net operating loss carried
forward (expiring 2022-2026)	78,832	67,450

Statutory tax rate	15%	15%

Total deferred tax asset	11,825	10,100

Less: Valuation allowance	(11,825)	(10,100)
Net deferred tax asset	-	-

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

The Company had cash resources of $53,083, as at May 31, 2006, however, we do not know how long the money will last. We believe that it will last a year but with limited funds available to develop growth strategy. If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.

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

Our specific goal is to profitably sell a comprehensive supply of products on our Internet website to the salon industry and retail customers. We intend to accomplish the foregoing through the following milestones:

1.     We are currently operating out of the space leased on a month-to-month basis for $100 per month. We purchased certain computer equipment that will enable us to begin the development of our database. We do not intend to hire employees at this time; our officers and directors handle our administrative duties.

2.     We have contacted large industry leaders, to offer their products on our website. We have also located smaller, new manufacturers to offer their products on a more exclusive basis. Once we have signed at least one contract we will complete the initial development of our website. We believe that it will cost up to $10,000 in order to have our website initially operational and $5,000 to have our database initially ready to receive information. Both the initial operation of the website and the database will be ready approximately 60 days from the signing of our first contract with a major supplier. At that time we will be able to accept orders for products we will sell.

It is taking longer than originally anticipated to secure a contract with a major supplier and to date we have not successfully negotiated a contract. We intend to continue to focus on disseminating our corporate identity packages to introduce medusastyle.com to further industry leaders as well as begin to make contact with the smaller new manufacturers in order to secure our first contract.

3.     As soon as our website is operational, which we had estimated will be approximately 60 days from signing our first contract with a major supplier, we will begin to market our website in the United States and in Canada through traditional sources such as trade magazines, conventions and conferences, newspaper advertising, billboards, telephone directories and flyers / mailers. We intend to target purchasers of salon products such as salon owners, operators and purchasing agents. We may utilize inbound links that connect directly to our website from other sites. Potential customers can simply click on these links to become connected to our website from search engines and community and affinity sites.

4.     Within 90 days from the initial launch of our website, we believe that we will begin receiving orders from purchasers.

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

Results of Operations

From Inception on August 23, 2002 to May 31, 2006

From inception we incorporated the company, hired the attorney, hired the auditor for the preparation of our registration statement and completed our offering that raised $100,000. We created an Internet website with the domain name "medusastyle.com". We established our initial office and have begun to work on our database and source out potential customers. We had a company brochure, logo and corporate identity packages created for us. We have contacted several major manufacturers to try to negotiate a contract to offer their products for sale on our website. Our loss since inception is $78,525 of which $20,304 was for legal fees and $17,388 was for audit fees in connection with our offering and the review of our Forms 10KSB and 10QSB. $10,556 was for the preparation of the business plan and initial business development, $3,213 was for the amortization of our computer and office equipment, $9,625 was for transfer agent and filing fees and $19,939 was for general office costs. We spent $4,613 to purchase computer and office equipment. We recovered $2,500 of operating expenses through a settlement of accounts payable.

Since inception, we have used our common stock to raise money for corporate expenses and to repay outstanding indebtedness. Net cash provided by the sale of shares from inception on August 23, 2002 to May 31, 2006 was $100,050. In addition, a related party advanced a total of $31,649 to us, which must be repaid.

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

As of May 31, 2006, our total assets were $54,483, comprising $53,083 in cash and $1,400 in capital assets. Our total liabilities were $32,958 comprising of $31,649 owing to Janis Douville, our President and Director, for payments made for the contracting for the business plan and initial website development, buying computer equipment and general operating expenses, and $1,309 in general trade payables.

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being May 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President and Chief Financial Officer. Based upon that evaluation, our company's President and Chief Financial Officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report.

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

From March 6, 2003, the effective date of the Securities Act Registration Statement, to May 31, 2006, from the $100,000 raised, we have incurred $20,023 to purchase computer equipment and establish our office, $14,219 in audit fees, $3,327 in legal fees, $9,625 in transfer agent and filing fees, $3,746 for business development, for a total of $50,940.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of July 2006.

MEDUSA STYLE CORPORATION
(Registrant)

BY:	JANIS DOUVILLE
Janis Douville, President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary and sole member of the Board of Directors