Form 10KSB
period 2006-08-31
MEDUSA STYLE CORP
filed 2006-11-29
CIK 1200528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-KSB

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended – August 31, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from [ ] TO [ ]

Commission file number 000-50480

MEDUSA STYLE CORPORATION
(Name of small business in its charter)

NEVADA	98-0389557
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

580 Hornby Street, Suite 210 Vancouver, British Columbia, Canada V6C 3B6 (Address of principal executive offices)

Issuer’s telephone number	(604) 687-6991

Securities registered pursuant to Section 12 (b) of the Act:		None

Securities registered pursuant to Section 12 (g) of the Act:		Common Stock

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X ] NO [   ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

State issuer’s revenues for its most recent fiscal year: - Nil

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) - Yes [   ] No [X]

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within the past 60 days.

October 24, 2006 – There are approximately 2,000,000 shares of voting common stock of the Company held by non-affiliates. The aggregate market value of the voting common stock held by non-affiliates on August 31, 2006, computed at which the stock was sold, was $100,000, assuming solely for the purposes of this calculation that the directors and executive officers of the issuer are “affiliates”. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: October 24, 2006 – 7,000,000 shares of Common Stock.

Transitional Small Business Issuer Format YES [ ] NO [X ]

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

As used in this annual report, the terms “we”, “us”, “our” and “Medusa” mean Medusa Style Corporation, unless otherwise indicated.

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

Our attempts to secure a major contract with product suppliers and manufacturers both large and small have not been encouraging. We have encountered significant resistance from established manufacturers to sell an unknown commodity such as ourselves. We are reevaluating our business concept to determine its feasibility and have considered exploring other business opportunities although we have not identified any new business opportunities and have no agreements related to such opportunities at this time.

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

Due to continued resistance we have received from established manufacturers and suppliers, we have suspended development of the website until we have secured at least one major contract.

Until our website is fully operational, we do not believe that industry leaders will provide us with their best products or best prices. We believe however, that once our website is operational and we have developed a significant database of customers, industry leaders will provide us with their best products and best prices.

Convenient Shopping Experience

Once established, our online store will provide customers with an easy-to-use Web site. The website will be available 24 hours a day, seven days a week and will be reached from the shopper's home or office. Our online store will enable us to deliver a broad selection of products to customers in rural or other locations that do not have convenient access to physical stores. We also intend to make the shopping experience convenient by categorizing our products into easy-to-shop departments. These include Hair Care Products, Hair Color Products and Nail Products.

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

We have already begun to develop and maintain a database of all current salon owners in the Vancouver, British Columbia and Seattle, Washington area. Databases for salon schools, hairdressing associates and trade magazines are publicly available through Internet research, telephone directories and periodical research.

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

Because our officers and directors have been and will continue to be only devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to our officers and directors. As a result, operations may be periodically interrupted or suspended which could result in a reduction of revenues and cessation of operations.

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

Employees - Identification of Certain Significant Employees

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

Risk Factors

Our company is in the early development stage. The fact that we have not generated any revenues since our incorporation raises substantial doubt about our ability to continue as a going concern, as indicated in our independent auditors’ opinion given in connection with our audited financial statements for the year ended August 31, 2006 and in the notes to the financial statements included with this annual report on Form 10-KSB.

Our company is in the early development stage. We have not generated any revenues since we incorporated on August 23, 2002. We have incurred a loss of $23,852 for the year ended August 31, 2006 and we have an accumulated deficit of $91,026 from the date of our incorporation on August 23, 2002 through the period ending August 31, 2006. We anticipate we will operate in a deficit position for the foreseeable future. We will require additional financing in order to fund the implementation of our business plan and to maintain our listing requirements. To date, our primary source of funds has been the sale of our common stock but there can be no assurance that we will be able to raise additional working capital through the sale of our common stock or through other means. If we cannot raise the working capital required for the development of our business, our business will fail.

These circumstances raise substantial doubt about our ability to continue as a going concern as expressed in an explanatory note that forms part of our independent auditor’s report on our financial statements for the year ended August 31, 2006 and is included in the notes to the financial statements included with this annual report on Form 10-KSB.

There is currently no “established trading market” for shares of the Company’s common stock, which may make it difficult for you to sell your shares. If you cannot sell your shares, you may lose all of your investment.

There is no “established trading market” for our common stock and we can give no assurance that one will develop or be sustained. Our common stock is quoted on the National Association of Securities Dealers Inc.’s OTC Bulletin Board under the symbol “MYSL”. We cannot provide any assurance that any “established trading market” for the Company’s common stock will develop or be maintained. If an “established trading market” for our common stock does not develop, then you may not be able to resell your shares of our common stock and you may lose all of your investment.

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

Our directors and officers are engaged in other full-time activities and they may not devote sufficient time to our business, which could have an adverse effect on our ability to conduct operations and generate revenues.

Our directors and officers are involved in other business activities. Bruce Schmidt, our President and director and Janis Douville, our Chief Financial Officer and director are self-employed and devote a majority of their time to the daily operations of their own businesses. As a result, our directors and officers may not be able to devote sufficient time to our business affairs, which may negatively affect our ability to market our proposed business and conduct both our current and proposed operations.

Because our officers and directors control a majority of our common stock, investors will have little or no control over our management or other matters requiring shareholder approval.

As of the date of the Report, our officers and directors as a group, beneficially own 71.43% of the issued and outstanding shares of our common stock. As a result, they have the ability to control matters affecting minority shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our officers and directors control the company, investors will not be able to replace our management if they disagree with the way our business is being run. Because control by our officers and directors could result in management making decisions that are in the best interest of our officers and directors and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

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

The business of selling goods over the Internet is dynamic and relatively new. Concerns about fraud, privacy, and other problems may discourage consumers from adopting the Internet as a medium of commerce. Market acceptance for recently introduced services and products over the Internet is uncertain, and there are only a few proven services and products. In order to build and continuously expand our user base, we must appeal to and acquire consumers who historically have used traditional means of commerce to purchase goods. If these consumers prove to be less active than we anticipate, and we are unable to establish efficiencies in our operating costs, including our cost of acquiring and retaining customers, our business could be adversely impacted.

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

Because our officers and directors are located in non-U.S. jurisdictions, you may have no effective recourse against the management for misconduct and may not be able to enforce judgment and civil liabilities against our officers and directors.

Both of our officers are residents of Canada and all or a substantial portion of our assets and those of our officers are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgment obtained against our company, our officers and directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

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

Item 2.     Properties

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

Item 4.     Submission of Matters to a Vote of Security Holders

There were no matters submitted to the shareholders during fiscal 2006.

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters Common Stock

Our common stock is quoted on the National Association of Securities Dealers Inc.’s Over-the-Counter Bulletin Board under the name “Medusa Style Corporation” and under the symbol “MSYL”. There is no “established trading market” for shares of our common stock and no assurance can be given that any “established trading market” for the Company’s stock will develop.

Our common shares are issued in registered form. Signature Stock Transfer, Inc., (1 Preston Park, 2301 Ohio Drive, Suite 100, Plano, Texas 75093. Telephone: (972) 612-4120; Facsimile: (972) 612-4122) is the registrar and transfer agent for our common shares.

Stockholders

As at October 24, 2006, the shareholder’s list of our common shares had 99 registered shareholders of record of common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. The beneficial owners of such shares are not known to the Company. The Company had 7,000,000 common shares issued and outstanding.

There are no outstanding options or warrants to purchase, or securities convertible into our common shares.

Dividends

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the year ended August 31, 2006.

Section 15(g) of the Exchange Act

The Company’s shares are covered by Section 15(g) of the Securities Exchange Act of 1934, amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser’s written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) of the Exchange Act also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one-page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important in the understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; the broker/dealers duties to its customers, including the disclosures required by and any other penny stock disclosure rules, the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD’s toll free telephone number and the central number of the North American Administrators Association for information on the disciplinary history of broker/dealers and their associate persons.

Item 6.     Management Discussion and Analysis and Plan of Operation

Cautionary Statement Regarding Forward-looking Statements

Some discussions in this report may contain forward-looking statements that involve risks and uncertainties. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this report. Such factors include, those discussed in “Management’s Discussion and Analysis of Financial Condition and Plan of Operation” and “Business”, as well as those discussed elsewhere in this report. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this Report.

Overview

We were incorporated in the State of Nevada on August 23, 2002. To date, our only activities have been directed at raising our capital and developing our business plan with respect to distributing products to the professional salon industry through the Internet.

We are a start-up stage corporation and have not generated or realized any revenues from our business.

Our auditors have issued a going concern opinion. This means that our auditors believe that it is likely that we will need to offer for sale additional common stock to continue the development of our business plan. This is because we have not generated any revenues and no revenues are anticipated until we complete the development of our website, source out suppliers for products to sell and source out customers to buy our products. Accordingly, we will need to raise cash from sources other than operations. Our only other source of cash at this time is investments by others in our company. On May 30, 2003 we completed our public offering by raising $100,000. We sold 2,000,000 shares of our common stock at an offering price of five cents per share ($0.05) .

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

Our attempts to secure a major contract with product suppliers and manufacturers both large and small have not been encouraging. We have encountered significant resistance from established manufacturers to sell an unknown commodity such as ourselves.

We are re-evaluating our business concept to determine its feasibility and have considered exploring other business opportunities although we have not identified any new business opportunities and have no agreements related to such opportunities at this time.

We had cash resources of $48,642 as at August 31, 2006. We do not believe we currently have sufficient funds to meet our cash requirements for the next twelve months. We intend to raise the capital required to fund our cash requirements and any future business developments by issuing debt and/or equity securities, although we have no current arrangements or agreements relating to such financing. Management is exploring a variety of options to meet our current and future capital requirements, including the possibility of equity offerings, debt financing, and business combinations. There can be no assurance financing will be available or accessible on reasonable terms.

Plan of Operation

As at August 31, 2006 we had cash resources of $48,642. We do not believe we currently have sufficient funds to meet our cash requirements for the next 12 months. We intend to raise additional capital to enable us to continue with our plans to profitably sell a comprehensive supply of products on our Internet website to the salon industry and retail customers. We intend to accomplish the foregoing through the following milestones:

1.    Complete our initial public offering. We completed this as at May 30, 2003.

2.    We began to establish our office and to acquire the equipment we need to begin operations.We are currently operating out of a space located at 210-580 Hornby Street, Vancouver, BC, Canada. We also purchased certain computer equipment that has enabled us to begin the development of our database. We do not intend to hire employees at this time; our officers and directors handle our administrative duties. We hire consultants and other professionals on an as needed basis.

3.    We had begun contacting large industry leaders, to offer their products on our website. We had also located smaller, new manufacturers to offer their products on a more exclusive basis. Once we have signed at least one contract, we will complete the initial development of our website. The execution of additional contracts with suppliers and the development of the website will be ongoing during the life of our operations. As more products are added and as our customer database expands, we will be continually upgrading the website. We believe that it will cost up to $10,000 in order to have our website initially operational and $5,000 to have our database initially ready to receive information. Both the initial operation of the website and the database will be ready approximately 60 days from the signing of our first contract with a major supplier. At that time we will be able to accept orders for products we will sell. As additional contracts are signed with suppliers, we will upgrade the website. As our customer base increases we will up-grade the database. Both upgrades will be ongoing during the life of our operations. In addition to offering products, we will pass on industry information to salon owners that we acquire from other salon operators and manufacturers of products we will sell.

We had contracted for the design and creation of a company brochure, logo and corporate identity for us to send out to large industry leaders such as Wella or Redken. It is our opinion that a solid corporate identity will provide for a more dynamic introduction to Medusa Style Corporation and our website www.medusastyle.com and enable us to more effectively negotiate and obtain contracts with the leading industry suppliers. It is taking longer than originally anticipated to secure a contract with a major supplier and to date we have not successfully negotiated a contract. We had t-shirts affixed with the Medusa Style logo made to enclose with the brochure and corporate identity package for the industry leaders. We had our brochures printed and have begun to send out our new corporate identity packages to industry leaders in hopes of securing a contract. To date, we have not yet secured a contract with an industry leader.

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

Our attempts to secure a major contract with product suppliers and manufacturers have not been encouraging. We have encountered significant resistance from established manufacturers who have been unwilling to sell to an unknown commodity like ourselves. We are continuing our efforts to secure a major contract with a manufacturer but will not commit to spending the necessary funds to complete our website and further develop our business model until we do secure at least one major contract. We are re-evaluating our business concept to determine its feasibility and have considered exploring other business opportunities although we have not identified any business opportunities and have no agreements related to such opportunities at this time.

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

To become profitable and competitive, we have to locate and negotiate agreements with manufacturers to offer their products for sale to us at pricing that will enable us to establish and sell the products to our clientele. As we have been unable to secure enough suppliers to provide us with products at suitably low pricing or enough customers willing to buy the products at higher than the price we have negotiated with our suppliers, we have been quickly using up the proceeds from our initial offering and will need additional capital to carry out all of our obligations and business strategies. At the present time we have not made any arrangements to raise additional cash. We have no assurance that future financing will be available to us on acceptable terms, or at all. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of operations

From Inception on August 23, 2002 to August 31, 2006

From inception we incorporated the company, hired the attorney, hired the auditor for the preparation of our registration statement and completed our initial offering that raised $100,000. On May 30, 2003 we completed our public offering by raising $100,000. We sold 2,000,000 shares of our common stock at an offering price of $0.05 per share.

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

The Company remains in the development stage. Our loss since inception is $91,026 of which $27,952 was for legal fees and $18,514 was for audit fees in connection with our offering and the audits and reviews of our Forms 10KSB and 10QSB. $10,556 was for the preparation of the business plan and initial business development (of which $2,500 was recovered), $3,319 was for the amortization of our computer and office equipment, $10,492 was for transfer agent and filing fees, $2,400 was for rent and $20,293 was for general office costs. We spent $4,613 to purchase computer and office equipment.

Since inception, we have used our common stock to raise money for corporate expenses and to repay outstanding indebtedness. Net cash provided by the sale of shares from inception on August 23, 2002 to August 31, 2006 was $100,050. In addition, a related party advanced a total of $31,649 to us, which must be repaid.

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

As of August 31, 2006, our total assets were $48,642 in cash and $1,294 in net capital assets for total assets of $49,936. Our total liabilities were $40,912 resulting in a working capital position of $7,730. Our liabilities comprised of $31,649 owing to Janis Douville, our chief financial officer and director for payments made for the contracting for the business plan, initial website development, buying computer equipment and general operating expenses; $7,649 to DuMoulin Boskovich for legal fees and $1,614 for general administrative expenses.

Item 7.     Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Principles.

The Independent Auditor’s Report of Vellmer Chang for the audited financial statements for the years ended August 31, 2006 and 2005 is included immediately preceding the audited financial statements at the end of this Report.

Item 8.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-KSB. Our financial statements for the period from inception to August 31, 2006, included in this report have been audited by Vellmer & Chang, Chartered Accountants, 505-815 Hornby Street, Vancouver, British Columbia, Canada V6Z 2E6 as set forth in their report included herein.

Item 8A.   Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being August 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief financial officer. Based upon that evaluation, our company’s president and chief financial officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 8B.    Other Information

None.

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers, Promoters and Control Persons

As at the date of this Report, our directors, executive officer and other significant employees, their ages, positions held and duration each person has held that position are as follows:

Name	Position Held with the Company	Age	Date First Elected or
			Appointed
Bruce Schmidt	President, Chief Executive Officer and Director	54	September 12, 2006

Janis Douville	Chief Financial Officer, Secretary/Treasurer and	57	August 23, 2002
	Principal Accounting Officer and Director

Background of officers and directors

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, including each person’s principal occupation during the period and the name and principal business of the organization by which they were employed.

Bruce Schmidt, Director, President and Chief Executive Officer

Subsequent to the end of the period ending August 31, 2006, Mr. Bruce Schmidt was appointed Director, President and Chief Executive Officer of Medusa Style Corporation. Record of this event was filed as Form 8-K – Item 5.02 on September 14, 2006.

Bruce Schmidt brings over twenty-seven years of strategic planning and management consulting experience to the Company. With a background in physics and education from the University of British Columbia, he has acted as a consultant and has served on the Board of Directors for a variety of Canadian biotech/hightech and venture capital companies between 1992 through 2005 including: Prescient Neuropharma Inc. (TSX- “PNO”) as President, Chief Executive Officer and Director; Alda Pharmaceuticals Corp. (TSX-“APH”) as Director; Biophage Pharma Inc. (TSX-“BUG”) as Corporate Secretary and Director; Strategic Merchant Bancorp, Ltd (TSX-“SMB”) as a Director; VP Media Group Ltd. (TSX- “DVD.H”) as Director and Aitchison Capital, Inc. (TSX-“TTI”) as a Director.

Mr. Schmidt has also been involved with a number of non-profit Canadian organizations including: the Canadian Networks of Centers of Excellence, the Canadian Healthcare Licensing Association, the British Columbia Biotechnology Alliance (BC Biotech), B.C. Nanotechnology Alliance, British Columbia’s Integrated Technology Initiative and the New Economy and Adoption of Technologies Group of the British Columbia Securities Commission.

Since May of 1996, Mr. Schmidt has been working as a Life-Sciences Management consultant under his own consulting company, RJS Management in Vancouver, BC. RJS Management provides executive counsel to hightech/biotech companies in the areas of business strategy, marketing and strategic partnering.

Janis Douville, Director, Chief Financial Officer, Principal Accounting Officer and Secretary/Treasurer

Since August 23, 2002, Janis D. Douville has been a member of our board of directors. In 2003, she assumed the position of Chief Financial Officer and Corporate Secretary. In 2005, following the resignation of Ms. Coreena Hansen, the Company’s former President and Chief Executive Officer, Ms. Douville assumed those positions. Ms. Douville graduated from Success Business College in 1969. From there she completed Pollocks Cosmetology School and was initially employed by Marie's House of Beauty in Winnipeg, Manitoba, Canada for several years. In 1994, after Ms. Douville relocated to Alberta, Canada, she opened and managed a retail outlet, Cavendish House Collectibles, a handmade craft and collectibles shop for several years.

From October 1994 to February 1998, Ms. Douville owned and operated Cavendish House Collectibles located in Leduc, Alberta, Canada, which was engaged in the business of selling floral arrangements, candles and home decorating items. Since February 1998 Ms. Douville has been self-employed maintaining a hairstyling business servicing a number of select customers on a personal one-to-one basis.

On September 12, 2006, Ms. Douville resigned as President and Chief Executive officer of the Company to enable Bruce Schmidt to assume those positions. Janis Douville continues to serve as the Director, Chief Financial Officer, Secretary and Principal Accounting officer of Medusa Style Corp.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, our officers and directors have: (1) not filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he/she was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he/she was an executive officer within two years before the time of such filing; (2) not been convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) not been the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him/her from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) not been the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) not been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) not been found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

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

To the best knowledge of the Company, the directors, officers and persons who beneficially owned more than ten percent of the Company’s common stock filed timely reports in compliance with Section 16(a).

Audit Committee Financial Expert

Our Board of Directors has determined that it does not have a member that would qualify as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that our board members are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for disclosure and for financial reporting. We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any revenues to date.

Code of Ethics

The Company has adopted a code of business conduct and ethics for its directors, officers and any future employees. We will provide a copy of the Code of Ethics to any person without charge, upon request.

Family Relationships

None.

Item 10.    Executive Compensation

The following table sets forth the compensation paid by us from August 31, 2004 through August 31, 2006, for each or our officers and directors. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

SUMMARY COMPENSATION TABLE

						Long-Term Compensation

		Annual Compensation				Awards	Payouts

						Securities
				Other	Under	Restricted		Other
Name				Annual	Options/	Shares or		Annual
and				Compen-	SARs	Restricted	LTIP	Compen-
Principal	Year	Salary	Bonus	sation	Granted	Share/Units (US$)	Payouts	sation
Position	Ended	(US$)	(US$)	(US$)	(#)		(US$)	(US$)

Janis D. Douville	2006	0	0	0	0	0	0	0
President, CEO	2005	0	0	0	0	0	0	0
CFO, Secretary,	2004	0	0	0	0	0	0	0
Director

There are no employment agreements with any of our officers and none are being contemplated.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our directors and officers.

Option/SAR Grants

No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to any executive officers or any directors since our inception, accordingly, no stock options have been exercised by our officer or director in fiscal 2006.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, our stock price, or any other measure.

Compensation of Directors

There are no standard arrangements pursuant to which the Company’s directors are compensated for services provided as directors.

Employment Contracts and Termination of Employment and Change- in -Control Arrangements

None.

Report on Repricing of Options/SAR

None.

Indemnification

Pursuant to the articles of incorporation and bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his/her position, if he/she acted in good faith and in a manner he/she reasonably believed to be in our best interest. In certain cases, we may advance expenses incurred in defending any such proceeding. To the extent that the officer or director is successful on the merits in any such proceeding as to which such person is to be indemnified, we must indemnify him/her against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the state Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933 which may be permitted to directors or officers pursuant to the foregoing provisions, we are informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy, as expressed in the Act and is, therefore unenforceable.

Item 11.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of August 31, 2006, the beneficial shareholdings of persons or entities holding five percent or more of our common stock, our directors and executive officers individually, and our directors and officers as a group. Each person has sole voting and investment power with respect to the shares of common stock shown, and all ownership is of record and beneficial.

Name of Beneficial Owner	Amount and Nature of	Percent
	Beneficial Owner (1)	Of Class

Janis D. Douville	5,000,000 (1)	71.43%
3902 – 42nd Street
Leduc, Alberta
Canada T9E 4X4
CFO, Treasurer, Secretary, Principal
Accounting Officer and Director

(All directors and executive officers as a group as of August 31, 2006 (1 person) hold 5,000,000 common shares representing 71.43%)

Subsequent to the end of the period, Janis Douville sold 100,000 of the shares to Bruce Schmidt, the Company’s new director, President and CEO.

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of our securities that may result in a change in control of the Company.

Equity Compensation Plans

We have no compensation plans (including individual compensation arrangements) under which securities are authorized for issuance.

Item 12.     Certain Relationships and Related Transactions

No director or executive officer of Medusa Style Corporation, and no owner of five percent or more of the Company’s outstanding shares or any member of their immediate family has entered into or proposed any transaction in which the amount involved exceeds $60,000.

PART IV

Item 13.     Exhibits and Reports on Form 8-K

(a)	Exhibits

	31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer

	31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer

	32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

Exhibits Incorporated By Reference

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB2 filed October 25, 2002)

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB2 filed October 25, 2002)

14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on November 19, 2003)

(b)     Reports on Form 8-K

None.

Item 14.     Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by Vellmer & Chang (formerly Hoogendoorn Vellmer) for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal years ended August 31, 2006 and 2005 were $3,182 and $3,424 respectively.

Audit Related Fees

For the fiscal years ended August 31, 2006 and 2005, the aggregate fees billed for assurance and related services by Vellmer & Chang (formerly Hoogendoorn Vellmer) relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above was nil.

Tax Fees

For the fiscal years ended August 31, 2006 and 2005, the aggregate fees billed by Vellmer & Chang for other non-audit professional services, other than those services listed above, totaled $nil and $428 respectively.

We do not use Vellmer & Chang for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Vellmer & Chang to provide compliance outsourcing services.

The Company’s Board of Directors has determined that the provision of non-audit services by Vellmer & Chang (formerly Hoogendoorn Vellmer), Chartered Accountants, is compatible with maintaining Vellmer & Chang’s independence, and none of such services were pre-approved pursuant to the de minimis exception provided in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934.

The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of November 2006.

MEDUSA STYLE CORPORATION
(Registrant)

BY:	BRUCE SCHMIDT
Bruce Schmidt, President, Chief Executive Officer and
member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities.

Signatures	Title	Date

BRUCE SCHMIDT _	President, Chief Executive Officer, and a	November 24, 2006
Bruce Schmidt	member of the Board of Directors

JANIS DOUVILLE	Chief Financial Officer, Secretary, Treasurer	November 24, 2006
Janis Douville	Principal Accounting Officer and member
of the Board of Directors

MEDUSA STYLE CORPORATION
(A Development Stage Company)

FINANCIAL STATEMENTS

AUGUST 31, 2006 AND 2005

Vellmer & Chang
C h a r t e r e d A c c o u n t a n t s *

505 – 815 Hornby Street
Vancouver, B.C., V6Z 2E6
Tel:	6 0 4 -6 87 -3 77 6
Fa x:	6 04 -6 87 -37 7 8
E-mail: i n fo @ v e llm e rc h a n g. c om
* denotes a fi rm of incorpora ted professi onals

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of Medusa Style Corporation (A Development Stage Company)

We have audited the accompanying balance sheets of Medusa Style Corporation as at August 31, 2006 and 2005 and the related statements of operations, stockholders’ equity and cash flows for the years ended August 31, 2006 and 2005, and the period cumulative from inception on August 23, 2002 to August 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of Medusa Style Corporation as at August 31, 2006 and 2005 and the results of its operations and its cash flows for the years ended August 31, 2006 and 2005 and the period cumulative from inception on August 23, 2002 through to August 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s business is in the development stage and has not generated any revenue to date. At August 31, 2006 the Company has limited cash resources and will likely require new financing, either through issuing shares or debt, to continue the development of its business. These factors together raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also discussed in Note 1. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Vancouver, Canada November 20, 2006	VELLMER & CHANG Chartered Accountants

MEDUSA STYLE CORPORATION (A Development Stage Company)

Balance Sheets

	August 31,	August 31,
As at	2006	2005
	$	$
ASSETS
Current
Cash and cash equivalents	48,642	67,796
Office Equipment (Note 3)	1,294	1,781
TOTAL ASSETS	49,936	69,577

LIABILITIES
Current
Accounts payable and accrued liabilities	9,263	5,052
Advances from a related party (Note 4)	31,649	31,649
TOTAL LIABILITIES	40,912	36,701

STOCKHOLDERS’ EQUITY
Common Stock (Note 5)
Authorized:100,000,000 shares, $0.00001 par value	70	70
Issued and outstanding:
August 31, 2006 and August 31, 2005:
7,000,000 common shares
Additional Paid-In Capital	99,980	99,980
Deficit Accumulated During the Development Stage	(91,026)	(67,174)
TOTAL STOCKHOLDERS’ EQUITY	9,024	32,876
TOTAL LIABILITIES AND STOCKHOLDERS’
EQUITY	49,936	69,577
NOTE 1 – ORGANIZATION AND CONTINUANCE OF OPERATIONS

See accompanying Notes to the Financial Statements

MEDUSA STYLE CORPORATION
(A Development Stage Company)

Statements of Operations

			Cumulative
			from Inception
			of the
			Development
			Stage on
	Year	Year	August 23, 2002
	Ended	Ended	through to
	August 31,	August 31,	August 31,
	2006	2005	2006
	$	$	$

Revenue	-	-	-

General and Administrative Expenses

Amortization	487	1,384	3,319
Audit fees	3,182	5,500	18,514
Business development	-	-	10,556
Legal fees	8,341	371	27,952
Office and administration and rent	9,206	8,248	22,693
Transfer agent and filing fees	2,636	3,347	10,492

	(23,852)	(18,850)	(93,526)

Other Recoveries

Gain on settlement of accounts payable	-	-	2,500

Net Loss	(23,852)	(18,850)	(91,026)

Basic Loss Per Share	(0.00)	(0.00)

Weighted Average Number of
Shares Outstanding	7,000,000	7,000,000

See accompanying Notes to the Financial Statements

MEDUSA STYLE CORPORATION
(A Development Stage Company)
Statement of Stockholders’ Equity

From Inception on August 23, 2002 to August 31, 2006:
				Deficit
				Accumulated	Total
			Additional	During the	Stockholders’
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)
		$	$	$	$
Balance, August 23, 2002	-	-	-	-	-
Common stock issued for cash of
$0.00001 per common share
On August 23, 2002	5,000,000	50	-	-	50
Net loss for the period	-	-	-	(9,810)	(9,810)
Balance, August 31, 2002	5,000,000	50	-	(9,810)	(9,760)
Common stock issued for cash of
$0.05 per common share
On May 30, 2003	2,000,000	20	99,980	-	100,000
Net loss for the year	-	-	-	(19,179)	(19,179)
Balance, August 31, 2003	7,000,000	70	99,980	(28,989)	71,061
Net loss for the year	-	-	-	(19,335)	(19,335)
Balance, August 31, 2004	7,000,000	70	99,980	(48,324)	51,726
Net loss for the year	-	-	-	(18,850)	(18,850)
Balance, August 31, 2005	7,000,000	70	99,980	(67,174)	32,876
Net loss for the year	-			(23,852)	(23,852)
Balance, August 31, 2006	7,000,000	70	99,980	(91,026)	9,024

See accompanying Notes to the Financial Statements

MEDUSA STYLE CORPORATION
(A Development Stage Company)

Statements of Cash Flows

			Cumulative from
			Inception on
	Year	Year	August 23,
	Ended	Ended	2002
	August 31,	August 31,	to August 31,
	2006	2005	2006
	$	$	$

Operating activities
(Net loss) from operations	(23,852)	(18,850)	(91,026)

Items not requiring cash outlay:
- amortization	487	1,384	3,319
Cash provided by (used for) changes in
operating assets and liabilities:
- prepaid expenses	-	-	-
- accounts payable and
accrued liabilities	4,211	(418)	9,263
- advances from a related party	-	-	31,649

Cash used in operating activities	(19,154)	(17,884)	(46,795)

Investing activities
Purchase of capital assets	-	-	(4,613)

Cash used in investing activities	-	-	(4,613)

Financing activities

Common stock issued for cash	-	-	100,050

Cash provided by financing activities	-	-	100,050

(Decrease) increase in cash	(19,154)	(17,884)	48,642

Cash and cash equivalents at	67,796	85,680	-
beginning of year

Cash and cash equivalents at
end of year	48,642	67,796	48,642

Supplementary Disclosure of
Statements of Cash Flows Information

Interest expense	219	204	835
Income tax expense (Note 6)	-	-	-
Foreign exchange (gain) loss	41	17	423

See accompanying Notes to the Financial Statements

MEDUSA STYLE CORPORATION
(A Development Stage Company)

Notes to the Financial Statements
August 31, 2006 and 2005

Note 1 - Organization and Continuance of Operations

The Company (“Medusa Style”) was incorporated in the State of Nevada on August 23, 2002. It is in the development stage with respect to its business of distributing products to the professional hair salon industry in North America through the Internet.

The Company’s business is in the development stage. Planned principal business activities have not yet commenced. To date, the Company has not yet generated revenue. At August 31, 2006 the Company has limited cash resources and will likely require new financing, either through issuing shares or debt, to continue the development of its business. Management intends to offer for sale additional common stock, however, there can be no assurance that management will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. These factors together raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

In the opinion of the Company’s management, all adjustments considered necessary for a fair representation of these audited financial statements have been included and all such adjustments are of a normal recurring nature.

Note 2 - Summary of Significant Accounting Policies

(a)	Basis of Accounting

These financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and are presented in United States dollars.

(b)	Year end

The Company’s fiscal year end is August 31.

(c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at August 31, 2006, the Company has cash and cash equivalents in the amount of $nil which are over the insured limit (2005 - $nil). Further, as at August 31, 2006 the Company had $nil of cash equivalents (2005 - $nil).

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
August 31, 2006 and 2005

Note 2 - Summary of Significant Accounting Policies (Continued)

(e)	Impairment of long-live assets and long-live assets to be disposed of

The Company has adopted the provisions of SFAS No. 144 “Accounting for the Impairment of Long-Lived Assets to be Disposed of”. SFAS No. 144 established procedures for review of recoverability, and measurement of impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 144 also requires that long-lived assets to be disposed of other than by sale shall continue to be classified as held and used until disposal. Further, SFAS No. 144 specifies the criteria for classifying long-lived assets as “held for sale” and requires that long-lived assets to be disposed of by sale be reported as the lower of carrying amount or fair value less estimated selling costs. Management believes that there has not been any impairment of the Company’s long-lived assets as at August 31, 2006 and 2005.

(f)	Advertising costs

Advertising costs are charged to operations in the period incurred. In the year ended August 31, 2006 there were $nil advertising expenses incurred (2005 - $nil).

(g)	Foreign Currency Translation

The Company's functional currency is the United States dollar. Transactions occur in Canadian currency, and management has adopted SFAS No. 52, “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Non- monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Gains and losses arising on foreign currency translation are included in operations in the period in which they are incurred.

(h)	Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting stockholder’s equity that, under United States of America generally accepted accounting principles, are excluded from net income (loss), such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. As at August 31, 2006 and 2005, the Company has no items that represent comprehensive income (loss) and, therefore, has not included a schedule of comprehensive income (loss) in the financial statements.

MEDUSA STYLE CORPORATION
(A Development Stage Company)

Notes to the Financial Statements
August 31, 2006 and 2005

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

The fair value of cash, accounts payable and accrued liabilities and advances from a related party were estimated to approximate their carrying values due to the short-term maturity of these financial instruments.

Financial instruments that potentially subject the Company to credit risk consist principally of cash. Cash is deposited with a high quality credit institution whose deposits are insured up to a maximum of $CDN 100,000. Management does not believe the Company is exposed to significant credit risk.

Management, as well, does not believe the Company is exposed to significant interest rate and foreign currency fluctuation risks during the years presented in these financial statements.

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
August 31, 2006 and 2005

Note 2 - Summary of Significant Accounting Policies (Continued)

(m)	Recent Accounting Pronouncements

The FASB has recently issued SFAS No. 155 to SFAS No.158 but they will not have any relationship to the current operations of the Company. Therefore, a description and its impact on the Company's operations and financial position for each have not been disclosed.

Note 3 - Office Equipment

		2006			2005

		Accumulated	Net		Accumulated	Net
	Cost	Amortization	Book	Cost	Amortization	Book
			Value			Value
	$	$	$	$	$	$

Computer equipment	4,613	3,318	1,295	4,613	2,832	1,781

Note 4 – Advances from a Related Party

A stockholder and officer of the Company is owed $31,649 for expenses paid on behalf of the Company. The amount due is non-interest bearing, has no stated terms of repayment and is unsecured.

Note 5 - Common Stock

The common stock is not subject to warrants, agreements or options at August 31, 2006 and 2005.

MEDUSA STYLE CORPORATION
(A Development Stage Company)

Notes to the Financial Statements
August 31, 2006 and 2005

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

The potential benefits of the net operating losses carried forward have not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefits will be utilized in future years. The components of the net deferred tax asset, the statutory tax rate, and the elected amount of the valuation allowance are as follows:

	August 31,	August 31,
	2006	2005
	$	$
Net operating loss carried
forward (expiring 2022-2026)	91,145	67,450
Effective tax rate	-	-
Total deferred tax asset	13,670	10,100
Less: Valuation allowance	(13,670)	(10,100)
Net deferred tax asset	-	-