Form 10QSB
period 2006-11-30
MEDUSA STYLE CORP
filed 2007-01-12
CIK 1200528

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For
the quarterly period ended	November 30, 2006

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number: 000-50480

MEDUSA STYLE CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	98-0389557
(State or other jurisdiction of incorporation	(IRS Employer Identification Number)
or organization)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: January 2, 2007: 7,000,000.

Transitional Small Business Disclosure Form (Check one): Yes [   ] No [ X ]

=========================================================================================================================

PART I

Item 1. Financial Statements

MEDUSA STYLE CORPORATION
(A Development Stage Company)

Balance Sheets
(Unaudited)

	November	August
	30,	31,
As at	2006	2006
	$	$
ASSETS
Current
Cash	30,050	48,642
Office Equipment (Note 3)	1,198	1,294
TOTAL ASSETS	31,248	49,936

LIABILITIES
Current
Accounts payable and accrued liabilities	917	9,263
Advances from a related party (Note 4)	31,649	31,649
TOTAL LIABILITIES	32,566	40,912

STOCKHOLDERS’ EQUITY
Common Stock (Note 5)
Authorized:100,000,000 shares, $0.00001 par value	70	70
Issued and outstanding:
November 30, 2006 and August 31, 2006:
7,000,000 common shares
Additional Paid-In Capital	99,980	99,980

Deficit Accumulated During the Development Stage	(101,368)	(91,026)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(1,318)	9,024
TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	31,248	49,936

NOTE 1 – ORGANIZATION AND CONTINUANCE OF OPERATIONS

See accompanying Notes to the Financial Statements

MEDUSA STYLE CORPORATION
(A Development Stage Company)

Statements of Operations
(Unaudited)

			Cumulative
			from Inception
			of the
			Development
	For the Three		Stage on
	Months		August 23,
	Ended		2002 through
	November 30,	November 30,	November 30,
	2006	2005	2006
	$	$	$

Revenue	-	-	-

General and Administrative Expenses

Amortization	96	345	3,415
Audit fees	6,002	728	24,516
Business development	-	-	10,556
Legal fees	-	443	27,952
Office, administration and rent	3,133	2,176	25,826
Transfer agent and filing fees	1,111	809	11,603

	(10,342)	(4,501)	(103,868)

Other Recoveries

Gain on settlement of accounts payable	-	-	2,500

Net Loss	(10,342)	(4,501)	(101,368)

Basic Loss Per Share	0.00	0.00

Weighted Average Number of
Shares Outstanding	7,000,000	7,000,000

See accompanying Notes to the Financial Statements

MEDUSA STYLE CORPORATION
(A Development Stage Company)

Statement of Stockholders’ Equity
(Unaudited)

From Inception on August 23, 2002 to November 30, 2006:

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders’
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)
		$	$	$	$
Balance, August 23, 2002	-	-	-	-	-

Common stock issued for cash of
$0.00001 per common share
on August 23, 2002	5,000,000	50	-	-	50

Net loss for the period	-	-	-	(9,810)	(9,810)

Balance, August 31, 2002	5,000,000	50	-	(9,810)	(9,760)

Common stock issued for cash of
$0.05 per common share
on May 30, 2003	2,000,000	20	99,980	-	100,000

Net loss for the year	-	-	-	(19,179)	(19,179)

Balance, August 31, 2003	7,000,000	70	99,980	(28,989)	71,061

Net loss for the year	-	-	-	(19,335)	(19,335)

Balance, August 31, 2004	7,000,000	70	99,980	(48,324)	51,726

Net loss for the year	-	-	-	(18,850)	(18,850)

Balance, August 31, 2005	7,000,000	70	99,980	(67,174)	32,876

Net loss for the year	-	-	-	(23,852)	(23,852)

Balance, August 31, 2006	7,000,000	70	99,980	(91,026)	9,024

Net loss for the period	-	-	-	(10,342)	(10,342)

Balance, November 30, 2006	7,000,000	70	99,980	(101,368)	(1,318)

See accompanying Notes to the Financial Statements

MEDUSA STYLE CORPORATION
(A Development Stage Company)

Statements of Cash Flows
(Unaudited)

			Cumulative from
			Inception on
	Three Months ended		August 23, 2002
	November 30,	November 30,	to November 30,
	2006	2005	2006
	$	$	$

Operating Activities
(Net loss) from operations	(10,342)	(4,501)	(101,368)

Items not requiring cash outlay:
- amortization	96	345	3,415

Cash provided by (used for) changes in
operating assets and liabilities:
- accounts payable and
accrued liabilities	(8,346)	(3,010)	917
- advances from a related party	-	-	31,649

Cash used in operating activities	(18,592)	(7,166)	(65,387)

Investing Activities
Purchase of capital assets	-	-	(4,613)

Cash used in investing activities	-	-	(4,613)

Financing Activities
Common stock issued for cash	-	-	100,050

Cash provided by financing activities	-	-	100,050

(Decrease) Increase in cash	(18,592)	(7,166)	30,050

Cash and cash equivalents at
beginning of period	48,642	67,796	-

Cash and cash equivalents at
end of period	30,050	60,630	30,050

Supplementary Disclosure of
Statements of Cash Flows Information
Interest expense	63	88	898
Income tax expense (Note 6)	-	-	-
Foreign exchange (gain) loss	208	11	631

See accompanying Notes to the Financial Statements

MEDUSA STYLE CORPORATION
(A Development Stage Company)

Notes to the Financial Statements
November 30, 2006
(Unaudited)

Note 1 - Organization and Continuance of Operations

The Company (“Medusa Style”) was incorporated in the State of Nevada on August 23, 2002. It is in the  development stage with respect to its business of distributing products to the professional hair salon industry in North America through the Internet.

The Company’s business is in the development stage. Planned principal business activities have not yet commenced. To date, the Company has not yet generated revenue. At November 30, 2006 the Company has limited cash resources and will require new financing, either through issuing shares or debt, to continue the development of its business. Management intends to offer for sale additional common stock, however, there can be no assurance that management will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. These factors together raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal recurring nature. Operating results for the three-month period ended November 30, 2006 are not necessarily indicative of the results that can be expected for the fiscal year ended August 31, 2007.

Note 2 - Summary of Significant Accounting Policies

(a)	Basis of Accounting

These unaudited financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and are presented in United States dollars.

(b)	Year End

The Company’s fiscal year end is August 31.

(c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at November 30, 2006, the Company has cash and cash equivalents in the amount of $nil which are over the insured limit. As at the same date, it has $nil of cash equivalents.

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
November 30, 2006
(Unaudited)

Note 2 - Summary of Significant Accounting Policies (Continued)

(e)	Impairment of Long-live Assets and Long-live Assets to be Disposed of

The Company has adopted the provisions of SFAS No. 144 “Accounting for the Impairment of Long- Lived Assets to be Disposed of”. SFAS No. 144 established procedures for review of recoverability, and measurement of impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 144 also requires that long-lived assets to be disposed of other than by sale shall continue to be classified as held and used until disposal. Further, SFAS No. 144 specifies the criteria for classifying long-lived assets as “held for sale” and requires that long-lived assets to be disposed of by sale be reported as the lower of carrying amount or fair value less estimated selling costs. Management believes that there has not been any impairment of the Company’s long-lived assets as at November 30, 2006.

(f)	Advertising Costs

Advertising costs are charged to operations in the period incurred. In the period ended November 30, 2006 there were $nil advertising expenses incurred.

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting stockholder’s equity that, under United States of America generally accepted accounting principles, are excluded from net income (loss), such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. As at November 30, 2006, the Company has no items that represent comprehensive income (loss) and, therefore, has not included a schedule of comprehensive income (loss) in the financial statements.

MEDUSA STYLE CORPORATION
(A Development Stage Company)

Notes to the Financial Statements
November 30, 2006
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

Management, as well, does not believe the Company is exposed to significant interest rate and foreign currency fluctuation risks during the period presented in these financial statements.

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
November 30, 2006
(Unaudited)

Note 2 - Summary of Significant Accounting Policies (Continued)

(m)       Recent Accounting Pronouncements

The FASB has recently issued SFAS No. 155 to SFAS No. 158 but they will not have any relationship to the current operations of the Company. Therefore, a description and its impact on the Company’s operations and financial position for each have not been disclosed.

Note 3 - Office Equipment

	November 30, 2006			August 31, 2006
		Accumulated	Net Book	Net Book
	Cost	Amortization	Value	Value
	$	$	$	$
Computer equipment	4,613	3,415	1,198	1,295

Note 4 – Advances from a Related Party

A stockholder and officer of the Company is owed $31,649 for expenses paid on behalf of the Company. The amount due is non-interest bearing, has no stated terms of repayment and is unsecured.

Note 5 - Common Stock

The common stock is not subject to warrants, agreements or options at November 30, 2006.

MEDUSA STYLE CORPORATION
(A Development Stage Company)

Notes to the Financial Statements
November 30, 2006
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

The potential benefits of the net operating losses carried forward have not been recognized in the financial statements  since the Company cannot be assured that it is more likely than not that such benefits will be utilized in future years.  The components of the net deferred tax asset, the statutory tax rate, and the elected amount of the valuation allowance are as follows:

	November 30,	August 31,
	2006	2006
	$	$
Net operating loss carried
forward (expiring 2022-2027)	101,487	91,145

Statutory tax rate	15%	15%

Total deferred tax asset	15,223	13,670

Less: Valuation allowance	(15,223)	(13,670)

Net deferred tax asset	-	-

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

Our auditors have issued a going concern opinion. This means that our auditors believe that it is likely that we will need to offer for sale additional common stock to continue the development of our business plan. This is because we have not generated any revenues and no revenues are anticipated until we complete the development of our website, source out suppliers for products to sell and source out customers to buy our products. Accordingly, we will need to raise cash from sources other than operations. Our only other source of cash at this time is investments by others in our company. On May 30, 2003 we completed our initial public offering by raising $100,000. We sold 2,000,000 shares of our common stock at an offering price of five cents per share.

The Company had cash resources of $30,050, as at November 30, 2006, however, we do not believe we currently have sufficient funds to meet our administrative operating obligations for the next twelve months. We will require additional funds in order to meet ongoing cash requirements relating to the preparation of financial reports, our existing obligations and to explore and seek out potential business opportunities.

Plan of Operation

As at November 30, 2006 we had cash on hand of $30,050 and a working capital deficit of $2,516.  We do not have sufficient funds to meet our cash requirements for the next 12 months.

We will need additional capital to carry out our obligations and business strategies and we intend to  raise the additional capital required to fund our financing needs by the issuance of debt and/or equity.  Management has been exploring a number of other options to meet the Company’s obligations and future capital requirements, including the possibility of equity offering, debt financing, and a business combination.  Our former President loaned us $31,649 for working capital and this amount will need to be repaid once funds become available. We have no assurance that our current President will advance funds as required or that any other methods of financing will be available or accessible on reasonable terms.

We completed our initial public offering on May 30, 2003 and to date, have been unsuccessful in negotiating a contract with a major supplier. On December 1, 2006, subsequent to the end of this reporting period, our President resigned her position and our remaining director, Bruce Schmidt assumed the role of President. It is unlikely that we will attempt to continue our original business strategy to distribute products to the professional hair salon industry in North America through the Internet.

Presently the Company is seeking new business opportunities and we may engage in a business combination although we have not identified any new business opportunities and have no agreement relating to such opportunities at this time.

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

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.  Equity financing will result in additional dilution to existing shareholders.

Results of Operations

From Inception on August 23, 2002 to November 30, 2006

From inception we incorporated the company, and completed our initial offering that raised  $100,000. We created an Internet website with the domain name "medusastyle.com". We established our initial office and had begun to work on our database and source out potential customers. We had a company brochure, logo and corporate identity packages created for us. We had contacted several major manufacturers to try to negotiate a contract to offer their products for sale on our website. With the resignation of our remaining founding director and former president, it is unlikely that we will attempt to continue our original business strategy to distribute products to the professional hair salon industry in North America through the Internet.

Our loss since inception is $101,368 of which $27,952 was for legal fees and $24,516 was for audit fees in connection with our offering and the review of our Forms 10KSB and 10QSB. $10,556 was for the preparation of the business plan and initial business development, $3,415 was for the amortization of our computer and office equipment, $11,603 was for transfer agent and filing fees and $25,826 was for general office costs. We spent $4,613 to purchase computer and office equipment. We recovered $2,500 of operating expenses through a settlement of accounts payable.

Since inception, we have used our common stock to raise money for corporate expenses and to repay outstanding indebtedness. Net cash provided by the sale of shares from inception on August 23, 2002 to November 30, 2006 was $100,050. In addition, a former related party advanced a total of $31,649 to us, which must be repaid.

Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from our business operations.  We issued 5,000,000 shares of common stock through a Section 4(2) offering in August 2002. This was accounted for as a sale of common stock at $50. We issued 2,000,000 shares of common stock through our initial public offering that closed on May 30, 2003 and raised $100,000.

As of November 30, 2006, our total assets were $31,248, comprising $30,050 in cash and $1,198 in capital assets. Our total liabilities were $32,566 comprising of $31,649 owing to Janis Douville, our former President and Director, for payments made for the contracting for the business plan and initial website development, buying computer equipment and general operating expenses and $917 in general trade payables.

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being November 30, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s President and Chief Financial Officer. Based upon that evaluation, our company’s President and Chief Financial Officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from Registered Securities

Our SB2 Registration Statement was declared effective March 6, 2003 (Commission file no. 333-100749). We offered up to a total of 4,000,000 shares of common stock on a self-underwritten basis, 2,000,000 shares minimum, 4,000,000 shares maximum at the offering price of $0.05 per share. On May 30,2003 we completed our public offering by raising $100,000. We sold 2,000,000 shares of our common stock at an offering price of $0.05 per share. No direct or indirect payments were made to directors, officers, and general partners of the issuer or their associates in connection with the offering.

From March 6, 2003, the effective date of the Securities Act Registration Statement, to November 30, 2006, from the $100,000 raised, we have incurred $25,879 to purchase computer equipment and establish our office, $21,346 in audit fees, $10,975 in legal fees, $11,243 in transfer agent and filing fees, $3,746 for business development, for a total of $73,189.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On September 12, 2006, Bruce Schmidt was appointed to act as a member of the Board of Directors, Chief Executive Officer and President of the Company.

Subsequent to the end of the period ending November 30, 2006, the Company received a letter of resignation from Janis Douville. On December 1, 2006, Ms. Douville stepped down from her positions as Director, Chief Financial Officer, Secretary, Treasurer and Principal Accounting Officer. Effective December 1, 2006, Bruce Schmidt assumed the positions of Chief Financial Officer, Secretary, Treasurer and Principal Accounting Officer of Medusa Style Corporation. Record of this event was filed as Form 8-K – Item 5.02 on December 4, 2006.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

	31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

Item 5.02 - Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers filed with the United States Securities and Exchange Commission via the EDGAR system. This filing is incorporated by reference from Form 8-K filed on September 14, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of January 2007.

MEDUSA STYLE CORPORATION
(Registrant)

BY: BRUCE SCHMIDT
Bruce Schmidt, President, Principal Executive Officer,
Principal Financial Officer, Principal Accounting
Officer, Secretary/Treasurer and sole member of the
Board of Directors