Form 10QSB
period 2007-02-28
MEDUSA STYLE CORP
filed 2007-04-13
CIK 1200528

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended February 28, 2007
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number: 000-50480

MEDUSA STYLE CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0389557 (IRS Employer Identification Number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: March 15, 2007: 7, 000,000

Transitional Small Business Disclosure Form (Check one): Yes [  ] No [ X ]

=========================================================================================================================

PART I
Item 1. Financial Statements

MEDUSA STYLE CORPORATION
(A Development Stage Company)

Balance Sheets
(Unaudited)

	February 28,	August 31,
As at	2007	2006
	(Unaudited)
	$	$
ASSETS

Current
Cash	23,071	48,642

Office Equipment (Note 3)	1,109	1,294

TOTAL ASSETS	24,180	49,936

LIABILITIES

Current
Accounts payable and accrued liabilities	801	9,263
Advances from a former related party (Note 4)	31,649	31,649

TOTAL LIABILITIES	32,450	40,912

STOCKHOLDERS’ EQUITY

Common Stock (Note 5)
Authorized:100,000,000 shares, $0.00001 par value	210	210
Issued and outstanding:
February 28, 2007 and August 31, 2006:
21,000,000 common shares

Additional Paid-In Capital	99,840	99,840

Deficit Accumulated During the Development Stage	(108,320)	(91,026)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(8,270)	9,024

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	24,180	49,936

NOTE 1 – ORGANIZATION AND CONTINUANCE OF OPERATIONS
NOTE 7 – COMMITMENT
NOTE 8 – SUBSEQUENT EVENT

See accompanying Notes to the Financial Statements F-1

MEDUSA STYLE CORPORATION
(A Development Stage Company)

Statement of Operations
(Unaudited)

					Cumulative
					from Inception
					of the
					Development
	For the Three		For the Six		Stage on
	Months		Months		August 23,
	Ended		Ended		2002 through
	February	February	February	February	February
	28, 2007	28, 2006	28, 2007	28, 2006	28, 2007
	$	$	$	$	$

Revenue	-	-	-	-	-

General and Administrative Expenses

Amortization	88	134	185	267	3,503
Audit fees	1,220	835	7,221	1,562	25,736
Business development	-	-	-	-	10,556
Legal fees	1,483	250	1,483	693	29,435
Office, administration and rent	2,736	2,101	5,869	4,278	28,562
Transfer agent and filing fees	1,425	810	2,536	1,619	13,028

	(6,952)	(4,130)	(17,294)	(8,419)	(110,820)

Other Recoveries

Gain on settlement of accounts payable	-	-	-	-	2,500

Net Loss	(6,952)	(4,130)	(17,294)	(8,419)	(108,320)

Basic Loss Per Share	0.00	0.00	0.00	0.00

Weighted Average
Number of Shares Outstanding	21,000,000	21,000,000	21,000,000	21,000,000

See accompanying Notes to the Financial Statements

MEDUSA STYLE CORPORATION
(A Development Stage Company)

Statement of Stockholders’ Equity
(Unaudited)

From Inception on August 23, 2002 to February 28, 2007:

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders’
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)
		$	$	$	$

Balance, August 23, 2002	-	-	-	-	-

Common stock issued for cash of
$0.000003 per common share
on August 23, 2002	15,000,000	150	(100)	-	50

Net loss for the period	-	-	-	(9,810)	(9,810)

Balance, August 31, 2002	15,000,000	150	(100)	(9,810)	(9,760)

Common stock issued for cash of
$0.0167 per common share
on May 30, 2003	6,000,000	60	99,940	-	100,000

Net loss for the year	-	-	-	(19,179)	(19,179)

Balance, August 31, 2003	21,000,000	210	99,840	(28,989)	71,061

Net loss for the year	-	-	-	(19,335)	(19,335)

Balance, August 31, 2004	21,000,000	210	99,840	(48,324)	51,726

Net loss for the year	-	-	-	(18,850)	(18,850)

Balance, August 31, 2005	21,000,000	210	99,840	(67,174)	32,876

Net loss for the year	-	-	-	(23,852)	(23,852)

Balance, August 31, 2006	21,000,000	210	99,840	(91,026)	9,024

Net loss for period	-	-	-	(17,294)	(17,294)

Balance, February 28, 2007	21,000,000	210	99,840	(108,320)	(8,270)

See accompanying Notes to the Financial Statements

MEDUSA STYLE CORPORATION
(A Development Stage Company)

Statements of Cash Flows
(Unaudited)

			Cumulative from
			Inception of the
			Development
			Stage on
	Six Months Ended		August 23, 2002
	February 28,	February 28,	to February 28,
	2007	2006	2007
	$	$	$

Operating Activities
(Net loss) from operations	(17,294)	(8,419)	(108,320)

Items not requiring cash outlay:
- amortization	185	267	3,504

Cash provided by (used for) changes in
operating assets and liabilities:
- accounts payable and
accrued liabilities	(8,462)	(2,512)	801
- advances from a former related party	-	-	31,649

Cash used in operating activities	(25,571)	(10,664)	(72,366)

Investing Activities
Purchase of capital assets	-	-	(4,613)

Cash used in investing activities	-	-	(4,613)

Financing Activities
Common stock issued for cash	-	-	100,050

Cash provided by financing activities	-	-	100,050

(Decrease) increase in cash	(25,571)	(10,664)	23,070

Cash and cash equivalents at
beginning of period	48,642	67,796	-

Cash and cash equivalents at
end of period	23,071	57,132	23,070

Supplementary Disclosure of
Statements of Cash Flows Information
Interest expense	105	131	940
Income tax expense (Note 6)	-	-	-
Foreign exchange (gain) loss	319	8	1,568

See accompanying Notes to the Financial Statements

MEDUSA STYLE CORPORATION
(A Development Stage Company)

Notes to the Financial Statements
February 28, 2007
(Unaudited)

Note 1 - Organization and Continuance of Operations

The Company (“Medusa Style”) was incorporated in the State of Nevada on August 23, 2002. It is in the development stage with respect to its business of distributing products to the professional hair salon industry in North America through the Internet.

The Company’s business is in the development stage. Planned principal business activities have not yet commenced. To date, the Company has not yet generated revenue. At February 28, 2007 the Company has limited cash resources and will likely require new financing, either through issuing shares or debt, to continue the development of its business. Management intends to offer for sale additional common stock, however, there can be no assurance that management will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. These factors together raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal recurring nature. Operating results for the six-month period ended February 28, 2007 are not necessarily indicative of the results that can be expected for the fiscal year ended August 31, 2007.

Note 2 - Summary of Significant Accounting Policies

(a)	Basis of Accounting

These unaudited financial statements have been prepared in accordance with the instructions to SEC Form 10-QSB, and are presented in United States dollars.

(b)	Year End

The Company’s fiscal year end is August 31.

(c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at February 28, 2007, the Company has cash and cash equivalents in the amount of $US nil which are over the insured limit. As at the same date, it has $nil of cash equivalents.

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
February 28, 2007
(Unaudited)

Note 2 - Summary of Significant Accounting Policies (Continued)

(e)	Impairment of Long-live Assets and Long-live Assets to be Disposed of

The Company has adopted the provisions of SFAS No. 144 “Accounting for the Impairment of Long- Lived Assets to be Disposed of”. SFAS No. 144 established procedures for review of recoverability, and measurement of impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 144 also requires that long-lived assets to be disposed of other than by sale shall continue to be classified as held and used until disposal. Further, SFAS No. 144 specifies the criteria for classifying long-lived assets as “held for sale” and requires that long-lived assets to be disposed of by sale be reported as the lower of carrying amount or fair value less estimated selling costs. Management believes that there has not been any impairment of the Company’s long-lived assets as at February 28, 2007.

(f)	Advertising Costs

Advertising costs are charged to operations in the period incurred. In the period ended February 28, 2007 there were $nil advertising expenses incurred.

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting stockholder’s equity that, under United States of America generally accepted accounting principles, are excluded from net income (loss), such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. As at February 28, 2007, the Company has no items that represent comprehensive income (loss) and, therefore, has not included a schedule of comprehensive income (loss) in the financial statements.

MEDUSA STYLE CORPORATION
(A Development Stage Company)

Notes to the Financial Statements
February 28, 2007
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

The fair value of cash, accounts payable and accrued liabilities and advances from a former related party were estimated to approximate their carrying values due to the immediate short-term maturity of these financial instruments.

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
February 28, 2007
(Unaudited)

Note 2 - Summary of Significant Accounting Policies (Continued)

(m)     Recent Accounting Pronouncements

The FASB has recently issued SFAS No. 155 to SFAS No. 159 but they will not have any relationship to the current operations of the Company. Therefore, a description and its impact on the Company’s operations and financial position for each have not been disclosed.

Note 3 - Office Equipment

		February 28, 2007		August 31, 2006
		Accumulated	Net Book	Net Book
	Cost	Amortization	Value	Value
	$	$	$	$

Computer equipment	4,613	3,503	1,109	1,294

Note 4 – Advances from a Former Related Party

A stockholder and former officer of the Company is owed $31,649 for expenses paid on behalf of the Company. The amount due is non-interest bearing, has no stated terms of repayment and is unsecured.

Note 5 - Common Stock

The common stock is not subject to warrants, agreements or options at February 28, 2007.

On April 10, 2007, the Company completed a stock dividend of two additional shares for every one share issued. The Company's share transactions disclosed in these financial statements have been restated retroactively to reflect the above forward stock split (see Note 8).

MEDUSA STYLE CORPORATION
(A Development Stage Company)

Notes to the Financial Statements
February 28, 2007
(Unaudited)

Note 6 - Income Taxes

No provision for income taxes has been made for the periods presented as the Company has incurred netlosses.

The potential benefits of the net operating losses carried forward have not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefits will be utilized in future years. The components of the net deferred tax asset, the statutory tax rate, and the elected amount of the valuation allowance are as follows:

	February 28,	August 31,
	2007	2006
	$	$
Net operating loss carried
forward (expiring 2022-2027)	108,439	91,145
Statutory tax rate	15%	15%
Total deferred tax asset	16,266	13,670
Less: Valuation allowance	(16,266)	(13,670)
Net deferred tax asset	-	-

Note 7 – Commitment

On February 5, 2007, the Company entered into a Letter of Intent with En2Go, Inc., a Nevada corporation, to negotiate agreements to acquire 100% of the share capital of En2Go, Inc. on or before March 31, 2007 subject to the completion of a number of terms and conditions.

Terms and conditions to be met by the Company include:

1.	Restructure the current stock capitalization to pay a stock dividend of 2 additional new shares for each share currently issued.

2.	Issuing 26,750,000 post-split restricted shares of common stock to the shareholders of En2Go, Inc. on a pro-rata basis of the shares held in En2Go, Inc.

3.	Transferring 10,750,000 post-split restricted shares of common stock currently held by Janis Douville, our past President and Director.

4.	Completing a private placement of not less than $2,250,000 at a price of not less than $1.00 per share.

5.	Replacing our board of directors with individuals designated by En2Go, Inc.

MEDUSA STYLE CORPORATION
(A Development Stage Company)

Notes to the Financial Statements
February 28, 2007
(Unaudited)

Note 7 – Commitment (Continued)

The Definitive Agreement is subject to En2Go, Inc. providing us with the following:

1.	Confirmation of 100% of the shareholders of En2Go, Inc. approving and participating in the transaction.

2.

Financial statements as required by Item 310 of Regulation SB of the United States Securities and Exchange Commission (“SEC”) in order to permit us to make the SEC filings required in respect of the purchase and sale of the shares.

The closing date to negotiate the agreements and complete the terms and conditions was subsequently extended to May 31, 2007.

Note 8 – Subsequent Event

On April 10, 2007, the Company completed a stock dividend of two additional shares for every one share issued. The Company's share transactions disclosed in these financial statements have been restated retroactively to reflect the above forward stock split.

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

     The Company had cash resources of $23,071, as at February 28, 2007, however, we do not believe we currently have sufficient funds to meet our administrative operating obligations for the next twelve months. We will require additional funds in order to meet ongoing cash requirements relating to the preparation of financial reports, our existing obligations and to explore and seek out potential business opportunities.

     On February 5, 2007, we entered into a Letter of Intent with En2Go, Inc., Paul Fishkin, Tolga Katas and Christine Marie, collectively referred to “En2Go, Inc.”, whereby we agreed to complete an Agreement and Plan of Merger and Reorganization (the “Definite Agreement”) to acquire 100% of the outstanding equity securities of En2Go, Inc. subject to us:

     1.    Restructure our current stock capitalization to pay a stock dividend of 2 additional new shares for each share currently issued.

     2.    Issuing 26,750,000 post-split restricted shares of common stock to the shareholders of En2Go, Inc. on a pro-rata basis of the shares held in En2Go, Inc.

     3.    Transferring 10,750,000 post-split restricted shares of common stock currently held by Janis Douville, our past President and director.

     4.    Completing a private placement of not less than $2,250,000 at a price of not less than $1.00 per share.

     5.    Replacing our board of directors with individuals designated by En2Go, Inc.

     The Definitive Agreement is subject to En2Go, Inc. providing us with the following:

     1.    Confirmation of 100% of the shareholders of En2Go, Inc. approving and participating in the transaction.

     2.    Financial statements as required by Item 310 of Regulation SB of the United States Securities and Exchange Commission (“SEC”) in order to permit us to make the SEC filings required in respect of the purchase and sale of the shares.

We are presently working towards the completion of the subject clauses.

Plan of Operation

     As at February 28, 2007 we had cash on hand of $23,071 and a working capital deficit of $9,379. We do not have sufficient funds to meet our cash requirements for the next 12 months.

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

     On February 5, 2007 we entered into a Letter of Intent with En2Go, Inc. If the acquisition of En2Go, Inc. is completed, our business will become the business of En2Go, Inc.

     The business of En2Go, Inc. is to create products and services that merge and integrate entertainment with technology. En2Go creates innovative software and develops sophisticated web properties and graphical user interfaces. It provides internet marketing solutions and public relations for their clients. En2Go has completed a desktop streaming software, desktop media player, Kandictionary and eMaculate image search software. Parts or all of the developed software may be patentable.

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

     We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations or planned operations. Equity financing will result in additional dilution to existing shareholders.

Results of Operations

From Inception on August 23, 2002 to February 28, 2007

     From inception we incorporated the company, and completed our initial offering that raised $100,000. We created an Internet website with the domain name "medusastyle.com". We established our initial office and had begun to work on our database and source out potential customers. We had a company brochure, logo and corporate identity packages created for us. We had contacted several major manufacturers to try to negotiate a contract to offer their products for sale on our website. With the resignation of Janis Douville, our former founding director, it is unlikely that we will attempt to continue our original business strategy to distribute products to the professional hair salon industry in North America through the Internet.

     Our loss since inception is $108,320 of which $29,435 was for legal fees and $25,736 was for audit fees in connection with our offering and the review of our Forms 10KSB and 10QSB. $10,556 was for the preparation of the business plan and initial business development, $3,503 was for the amortization of our computer and office equipment, $13,028 was for transfer agent and filing fees and $28,562 was for general office costs. We spent $4,613 to purchase computer and office equipment. We recovered $2,500 of operating expenses through a settlement of accounts payable.

     Since inception, we have used our common stock to raise money for corporate expenses and to repay outstanding indebtedness. Net cash provided by the sale of shares from inception on August 23, 2002 to February 28, 2007 was $100,050. In addition, a former related party advanced a total of $31,649 to us, which must be repaid.

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

     As of February 28, 2007, our total assets were $24,180, comprising $23,070 in cash and $1,109 in capital assets. Our total liabilities were $32,450 comprising of $31,649 owing to Janis Douville, our former Chief Financial Officer and Director, for payments made for the contracting for the business plan and initial website development, buying computer equipment and general operating expenses and $801 in general trade payables.

Item 3.    Controls and Procedures.

     As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being February 28, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as at the end of the period covered by this report.

     There have been no changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

     Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer is appropriate, to allow timely decisions regarding required disclosure.

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

     From March 6, 2003, the effective date of the Securities Act Registration Statement, to February 28, 2007, from the $100,000 raised, we have incurred $28,615 to purchase computer equipment and establish our office, $22,566 in audit fees, $12,458 in legal fees, $12,668 in transfer agent and filing fees, $3,746 for business development, for a total of $80,053.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

Item 5.    Other Information.

None.

Item 6.    Exhibits and Reports on Form 8-K.

(a)	Exhibits

	10.1	Letter of Intent with En2Go, Inc.

	10.2	Amended Letter of Intent with En2Go, Inc.

	31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12 day of April 2007.

MEDUSA STYLE CORPORATION
(Registrant)

BY: BRUCE SCHMIDT
Bruce Schmidt, President, Principal Executive Officer,
Principal Financial Officer, Principal Accounting
Officer, Secretary/Treasurer and sole member of the
Board of Directors