Form 10QSB
period 2007-05-31
MEDUSA STYLE CORP
filed 2007-07-20
CIK 1200528

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2007

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from       to

Commission file number:   000-50480

MEDUSA STYLE CORPORATION

(Exact name of small business issuer as specified in its charter)

Nevada	98-0389557
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

4128 Colfax Avenue
Studio City, California 91604
(Address of principal executive offices)

(818) 985 2417
(Issuer’s telephone number)

580 Hornby Street, Suite 490, Vancouver BC, Canada V6C 3B6
(Issuer’s former principal executive offices)

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

Yes ☒  No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: July 16, 2007 approximately 49,800,000 shares

Transitional Small Business Disclosure Form (Check one): Yes ☐  No ☒

=======================================================================

PART 1

Item 1. Financial Statements

MEDUSA STYLE CORPORATION (A Development Stage Company) Balance Sheets (Unaudited)

As at	May 31, 2007	August 31, 2006

ASSETS

Current
Cash and cash equivalents	$10,004	$48,642

Office Equipment (Note 3)	1,026	1,294
TOTAL ASSETS	$11,030	$49,936

LIABILITIES

Current
Accounts payable and accrued liabilities	39,855	9,263
Advances from a former related party (Note 4)	31,649	31,649
TOTAL LIABILITIES	$71,504	$40,912

STOCKHOLDERS’ (DEFICIENCY) EQUITY

Common Stock (Note 5)
Authorized: 100,000,000 shares, $0.00001 par value	210	210
Issued and outstanding:
May 31, 2007 and August 31, 2006: 21,000,000 common shares

Additional Paid-In Capital	99,840	99,840

Deficit Accumulated During the Development Stage	(160,524)	(91,026

TOTAL STOCKHOLDERS’ (DEFICIENCY) EQUITY	$(60,474)	$9,024

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY) EQUITY	$11,030	$49,936

NOTE 1 – ORGANIZATION AND CONTINUANCE OF OPERATIONS
NOTE 7 – SUBSEQUENT EVENT

See accompanying Notes to the Financial Statements

MEDUSA STYLE CORPORATION (A Development Stage Company) Statements of Operations (Unaudited)

					Cumulative
					from Inception
					of the
					Development
					Stage on
	For the Three Months Ended		For the Nine Months Ended		August 23 2002 through
	May 31 2007	May 31, 2006	May 31, 2007	May 31, 2006	May 31, 2007

Revenue	$-	$-	$-	$-	$-

General and Administrative Expenses

Amortization	84	114	268	381	3,587
Audit fees	1,283	494	8,505	2,057	27,019
Business development	-	-	-	-	10,556
Legal fees	47,060	-	48,543	693	76,495
Office and administration and rent	2,660	2,174	8,529	6,451	31,222
Transfer agent and filing fees	1,117	150	3,653	1,769	14,145

	(52,204)	(2,932)	(69,498)	(11,351)	(163,024)

Other Recoveries
Gain on settlement of accounts payable	-	-	-	-	2,500

Net Loss	$(52,204)	$(2,932)	$(69,498)	$(11,351)	$(160,524)

Basic Loss Per Share	0.00	0.00	0.00	0.00

Weighted Average
Number of Shares Outstanding	21,000,000	21,000,000	21,000,000	21,000,000

See accompanying Notes to the Financial Statements

MEDUSA STYLE CORPORATION (A Development Stage Company) Statement of Stockholders’ (Deficiency) Equity (Unaudited)

From Inception on August 23, 2002 to May 31, 2007:

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders’
	Common Stock		Paid-In	Development	(Deficiency)
	Shares	Amount	Capital	Stage	Equity

Balance, August 23, 2002	-	$ -	$ -	$ -	$ -

Common stock issued for cash of
$0.000003 per common share
On August 23, 2002	15,000,000	150	(100)	-	50

Net loss for the period	-	-	-	(9,810)	(9,810)

Balance, August 31, 2002	15,000,000	150	(100)	(9,810)	(9,760)

Common stock issued for cash of
$0.0167 per common share
On May 30, 2003	6,000,000	60	99,940	-	100,000

Net loss for the year	-	-	-	(19,179)	(19,179)

Balance, August 31, 2003	21,000,000	210	99,840	(28,989)	71,061

Net loss for the year	-	-	-	(19,335)	(19,335)

Balance, August 31, 2004	21,000,000	210	99,840	(48,324)	51,726

Net loss for the year	-	-	-	(18,850)	(18,850)

Balance, August 31, 2005	21,000,000	210	99,840	(67,174)	32,876

Net loss for the year	-	-	-	(23,852)	(23,852)

Balance, August 31, 2006	21,000,000	210	99,840	(91,026)	9,024

Net loss for the period	-	-	-	(69,498)	(69,498)

Balance, May 31, 2007	21,000,000	$ 210	$ 99,840	$ (160,524)	$ (60,474)

See accompanying Notes to the Financial Statements

MEDUSA STYLE CORPORATION (A Development Stage Company) Statements of Cash Flows (Unaudited)

			Cumulative from
			Inception of the
			Development
	Nine Months Ended		Stage On
	May 31,	May 31,	August 23, 2002
	2007	2006	To May 31, 2007

Operating activities
(Net loss) from operations	$(69,498)	$(11,351)	$(160,524)

Items not requiring cash outlay:
- amortization	268	381	3,587

Cash provided by (used for) changes in
operating assets and liabilities:
- accounts payable and
accrued liabilities	30,592	(3,743)	39,855
- advances from a former related party	-	-	31,649

Cash used in operating activities	$(38,638)	$(14,713)	$(85,433)

Investing activities
Purchase of capital assets	-	-	(4,613)

Cash used in investing activities	-	-	(4,613)

Financing activities
Common stock issued for cash	-	-	100,050

Cash provided by financing activities	-	-	100,050

(Decrease) increase in cash	(38,638)	(14,713)	10,004

Cash and cash equivalents at beginning of period	$48,642	$67,796	$-

Cash and cash equivalents at end of period	$10,004	$53,083	$10,004

Supplementary Disclosure of
Statements of Cash Flows Information
Interest expense	$173	$175	$1,111
Income tax expense (Note 6)	$-	$-	$-
Foreign exchange (gain) loss	$76	$10	$1,644

See accompanying Notes to the Financial Statements

MEDUSA STYLE CORPORATION (A Development Stage Company) Notes to the Financial Statements May 31, 2007 (Unaudited)

Note 1 - Organization and Continuance of Operations

The Company (“Medusa Style”) was incorporated in the State of Nevada on August 23, 2002.  Until July 16, 2007 It was in the development stage with respect to its business of distributing products to the professional hair salon industry in North America through the Internet.  On July 16, 2007, En2Go became the principal technology and business of Medusa Style, as a result of the share exchange agreement disclosed elsewhere herein.  Immediately following the acquisition, the two businesses became one. Through the Company’s operating subsidiary, En2go, Medusa Style is planning to expand into a full-service production house and software solutions builder.

The Company’s business is in the development stage.  Planned principal business activities have not yet commenced.  To date, the Company has not yet generated revenue.  At May 31, 2007 the Company has limited cash resources and will likely require new financing, either through issuing shares or debt, to continue the development of its business.  Management intends to offer for sale additional common stock, however, there can be no assurance that management will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved.  The likely outcome of these future events is indeterminable.  These factors together raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal recurring nature.  Operating results for the nine-month period ended May 31, 2007 are not necessarily indicative of the results that can be expected for the fiscal year ended August 31, 2007

Note 2 - Summary of Significant Accounting Policies

(a)

Basis of Accounting

These unaudited financial statements have been prepared in accordance with the instructions to SEC Form 10-QSB, and are presented in United States dollars.

(b)

Year End

The Company’s fiscal year end is August 31.

(c)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  As at May 31, 2007, the Company has cash and cash equivalents in the amount of $7,295 which are over the insured limit.  As at the same date, it has $0.00 of cash equivalents.

MEDUSA STYLE CORPORATION (A Development Stage Company) Notes to the Financial Statements May 31, 2007 (Unaudited)

Note 2 - Summary of Significant Accounting Policies (Continued)

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

 (e)

Impairment of Long-live Assets and Long-live Assets to be Disposed of

The Company has adopted the provisions of SFAS No. 144 “Accounting for the Impairment of Long-Lived Assets to be Disposed of”.  SFAS No. 144 established procedures for review of recoverability, and measurement of impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 144 also requires that long-lived assets to be disposed of other than by sale shall continue to be classified as held and used until disposal. Further, SFAS No. 144 specifies the criteria for classifying long-lived assets as “held for sale” and requires that long-lived assets to be disposed of by sale be reported as the lower of carrying amount or fair value less estimated selling costs.  Management believes that there has not been any impairment of the Company’s long-lived assets as at May 31, 2007.

(f)

Advertising Costs

Advertising costs are charged to operations in the period incurred. In the period ended May 31, 2007 there were $nil advertising expenses incurred.

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

MEDUSA STYLE CORPORATION (A Development Stage Company) Notes to the Financial Statements May 31, 2007 (Unaudited)

Note 2 - Summary of Significant Accounting Policies (Continued)

(h)

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements.  Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting stockholder’s equity that, under United States of America generally accepted accounting principles, are excluded from net income (loss), such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability.  As at May 31, 2007, the Company has no items that represent comprehensive income (loss) and, therefore, has not included a schedule of comprehensive income (loss) in the financial statements.

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

MEDUSA STYLE CORPORATION (A Development Stage Company) Notes to the Financial Statements May 31, 2007 (Unaudited)

Note 2 - Summary of Significant Accounting Policies (Continued)

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

Note 3 - Office Equipment

	May 31, 2007			August 31, 2006
	Cost	Accumulated Amortization	Net Book Value	Net Book Value

Computer equipment	$4,613	$3,587	$1,026	$1,294

MEDUSA STYLE CORPORATION (A Development Stage Company) Notes to the Financial Statements May 31, 2007 (Unaudited)

Note 4 – Advances from a Former Related Party

A stockholder and former officer of the Company is owed $31,649 for expenses paid on behalf of the Company.  The amount due is non-interest bearing, has no stated terms of repayment and is unsecured. Subsequent to the end of the period the amount was repaid in full.

Note 5 - Common Stock

The common stock is not subject to warrants, agreements or options at May 31, 2007.

On April 10, 2007, the Company completed a stock dividend of two additional shares for every one share issued. The Company's share transactions disclosed in these financial statements have been restated retroactively to reflect the above forward stock split.

Subsequent to the end of the period, the Company issued 27,800,000 new shares to the former shareholders of En2Go, Inc. (see Note 7) and 1,000,000 new shares to private placement subscribers in connection with the acquisition of En2Go, Inc.  Post closing, the Company had 49,800,000 common shares issued and outstanding.

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

The potential benefits of the net operating losses carried forward have not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefits will be utilized in future years. The components of the net deferred tax asset, the statutory tax rate, and the elected amount of the valuation allowance are as follows:

	May 31, 2007	August 31, 2006

Net operating loss carried
forward (expiring 2022-2027)	$160,524	$91,145

Statutory tax rate	15%	15%

Total deferred tax asset	24,079	13,670

Less: Valuation allowance	$(24,079)	$(13,670)

Net deferred tax asset	$-	$-

MEDUSA STYLE CORPORATION (A Development Stage Company) Notes to the Financial Statements May 31, 2007 (Unaudited)

Note 7 – Subsequent Event

On June 8, 2007, the Company entered into a Share Exchange Agreement (the “Agreement”) with En2Go, Inc.  Under the terms of the Agreement, the Company will issue a total of 27,800,000 shares of common stock in exchange for all of the issued and outstanding shares of En2Go’s common stock.  The Agreement closed on July 16, 2007.

Concurrent with the Closing of the Agreement:

•

Janis Douville, a former director and officer has agreed to transfer 10,750,000 shares of common stock to the shareholders of En2Go.

•

The Company completed a private placement of 1,000,000 common shares for proceeds of $1,000,000.

•

The control of the Company passed to the former owners of En2Go.

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

Our auditors have issued a going concern opinion.  This means that our auditors believe that it is likely that we will need to offer for sale additional common stock to continue the development of our business plan.  This is because we have not generated any revenues and no revenues are anticipated until we complete the development of our website, source out suppliers for products to sell and source out customers to buy our products or we engage in another form of business.

The Company had cash resources of $10,004, as at May 31, 2007.  Subsequent to the end of the period, on July 16, 2007, we completed a private placement of 1,000,000 common shares for proceeds of $1,000,000. Anticipated growth will cause a need for additional funds

On February 5, 2007, we entered into a Letter of Intent with En2Go, Inc., whereby we agreed to complete an Agreement and Plan of Merger and Reorganization (the “Definite Agreement”) to acquire 100% of the outstanding equity securities of En2Go, Inc. subject to certain terms and conditions.

On June 8, 2007, we entered into a Share Exchange Agreement with En2Go, Inc. Under the terms of the Agreement, the Company will issue a total of 27,800,000 shares of common stock in exchange for all of the issued and outstanding shares of En2Go’s common stock.

Concurrent with the Closing of the Agreement, Janis Douville, a former director and officer has agreed to transfer 10,750,000 shares of common stock to the shareholders of En2Go.

On July 16, 2007, the Company completed a private placement of 1,000,000 common shares for proceeds of $1,000,000.

On July 16, 2007, the Share Exchange Agreement was closed and contemporaneous with the Closing, Mr. Bruce Schmidt resigned his position of President and CEO but remains as a member of the Board of Directors.

Mr. Paul Fishkin was appointed to the positions of President and CEO and a member of the Board.

Mr. Tolga Katas was appointed Chief Technology Officer (CTO) and a member of the Board.

On July 18, 2007, the Company filed a Form 8-K with the SEC that provided detailed explanation of the transactions and all material in compliance with Items 5.06 and 9.01.

Plan of Operation

Subsequent to the end of the period, on June 8, 2007, we entered into a Share Exchange Agreement with En2Go, Inc. Under the terms of the Agreement, the Company will issue a total of 27,800,000 shares of common stock in exchange for all of the issued and outstanding shares of En2Go’s common stock.

On July 16, 2007, the Share Exchange Agreement was closed and the Company’s business has become the business of En2Go, Inc.  En2Go’s business is in the creation of high-end, innovative desktop applications.  These applications will be used to promote En2Go’s own content and projects, and to also create custom versions of the software for other entertainment projects.

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

Results of Operations

From Inception on August 23, 2002 to May 31, 2007

From inception we incorporated the company, and completed our initial offering that raised $100,000.  We created an Internet website with the domain name "medusastyle.com".  We established our initial office and had begun to work on our database and source out potential customers.  We had a company brochure, logo and corporate identity packages created for us.  We had contacted several major manufacturers to try to negotiate a contract to offer their products for sale on our website.  With the resignation of Janis Douville, our former founding director, it became unlikely that we would attempt to continue our original business strategy to distribute products to the professional hair salon industry in North America through the Internet and began to explore other business opportunities.

On February 5, 2007 we entered into a Letter of Intent with En2Go, Inc.   On June 8, 2007, we entered into the Share Exchange Agreement with En2Go, Inc. and on July 16, 2007, the Share Exchange Agreement was closed and the Company’s business has become the business of En2Go, Inc.  En2Go’s business is in the creation of high-end, innovative desktop applications.  These applications will be used to promote En2Go’s own content and projects, and to also create custom versions of the software for other entertainment projects.

Liquidity and Capital Resources

As of May 31, 2007, our total assets were $11,030, comprising $10,004 in cash and $1,026 in capital assets.  Our total liabilities were $71,504 comprising of $34,460 owing to the law firm of DuMoulin Boskovich and $2,600.00 to Conrad Lysiak, for legal services relating to the acquisition of En2Go, Inc.; $2,795 for general trade payables and $31,649 owing to Janis Douville, our former officer and director for payments made on behalf of the Company.  Subsequent to the end of the period we raised $1,000,000 by issuing 1,000,000 shares of common stock and all liabilities were paid in full, including the balance owing to Janis Douville.

Item 3.

Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being May 31, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as at the end of the period covered by this report.

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

Item 2.

Changes In Securities

On March 27, 2007 the Company’s Board of Directors declared a stock dividend of two additional shares for every one share issued.  The record date of the stock dividend was April 10, 2007; resulting in 21,000,000 shares of common stock outstanding.

Subsequent to the end of the period, the Company issued 27,800,000 new common shares to the former shareholders of En2Go, Inc. pursuant to the Share Exchange Agreement.  The Company also issued 1,000,000 new common shares pursuant to a private placement that raised an aggregate of $1,000,000.

Item 3.

Defaults Upon Senior Securities.

None

Item 4.

Submission of Matters to a Vote of Security Holders.

None

Item 5.

Other Information.

None.

Item 6.

Exhibits and Reports on Form 8-K.

(a)

The following Exhibits are filed with this report:

Exhibit No.

Description

31.1

Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1

Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibits Incorporated by Reference

The following documents are incorporated herein by reference:

Letter of Intent filed as Exhibit 10.1 to 10QSB filed April 13, 2007

Share Exchange Agreement filed as Exhibit 2.1 to Form 8K filed July 18, 2007

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 20th day of July 2007.

MEDUSA STYLE CORPORATION (Registrant)

BY:	/s/ PAUL FISHKIN Paul Fishkin, President, Chief Executive Officer member of the Board of Directors