Form 10KSB
period 2007-08-31
EN2GO INTERNATIONAL INC
filed 2007-12-14
CIK 1200528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10K-SB

(Mark One)

☒

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2007.

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number 000-50480

EN2GO INTERNATIONAL, INC.

(Name of Small Business Issuer in Its Charter)

Nevada	98-0389557
(State or Other Jurisdiction	(IRS Employer
of Incorporation or Organization)	Identification No.)

4128 Colfax Avenue, Studio City, California	91604
(Address of Principal Executive Offices)	(Zip Code)

(818) 985-2417

(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:

Name of Each Exchange
Title of each class	on Which Registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, Par Value $0.00001

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒      No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

☐

Indicate by check mark whether the issuer is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes ☐         No ☒

State the issuer’s revenues for the most recent fiscal year.

The issuer’s revenues for the fiscal year ended August 31, 2007, were $0.00.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days  (See definition of affiliate in Rule 12b-22 of the Exchange Act).

As of December 11, 2007, based on the average of the bid and asked quotations of $1.43 appearing on the OTC Bulletin Board interdealer quotation system on that date, the aggregate market value of the 11,250,000 shares held by non-affiliates was $16,087,500.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes ☐    No ☐

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

As of December 11, 2007, there were 49,800,000 Shares of the Issuer’s Common Stock, par value $0.001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated:  (1) any annual report to security holders; (2) any proxy or information statement; (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933 (“Securities Act”).  The list of documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

None.

Transitional Small Business Disclosure Format (check one):     Yes  ☐       No ☒

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995.  These statements reflect the Company’s views with respect to future events based upon information available to it at this time.  These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from these statements.  These uncertainties and other factors include, but are not limited to: the ability of the Company to acquire rights to technologies and other items of intellectual property for development by the Company; the ability of the Company to successfully develop the technologies and other intellectual properties acquired by it; the ability of the Company to attract and retain skilled software developers and programmers to create new technologies and product innovations and to develop technologies acquired from other sources; and the level of acceptance by the marketplace of any technologies and products developed by the Company.  The words “anticipates,” “believes,” “estimates,” “expects,” “plans,” “projects,” “targets” and similar expressions identify forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, changes in assumptions, future events or otherwise.

Part I

Item 1.  Description of Business

General

En2Go International, Inc., a Nevada corporation, is a start-up company that plans to become a full service entertainment and technology company that will create and develop a variety of media and entertainment related programs and applications including, cutting edge media delivery software, Internet video applications and high-end, innovative desk top applications.  We believe the future of the entertainment and media industry will incorporate a combination of Internet, entertainment and communications, which we refer to as “En2go!” or “Entertainment To Go” and we plan to take part in this development by pursuing opportunities in telecommunications as both a development partner to today’s leading carriers and as an entertainment solutions provider to major entertainment companies.  Our operations are conducted through our wholly owned subsidiary, En2Go, Inc., a Nevada corporation (“En2Go Nevada”).  Unless other indicated, En2Go International, Inc. and En2Go Nevada are referred to collectively in this report as “we,”  “us,” or the “Company.”

Our business is subject to several significant risks, any of which could materially adversely affect our business, our operating results, our financial condition and the actual outcome of matters as to which we make forward-looking statements.  (See “Business: Risk Factors.”)

Forward Stock Split

On April 10, 2007, we completed a forward stock split by issuing two new shares of our common stock for every one share previously issued.  All share figures in this report have been adjusted to give effect to such stock split.

Recent Events

On June 8, 2007, the Company, then named Medusa Style Corp., entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with En2Go Nevada and its stockholders, Paul E. Fishkin, Kevin R. Griffith and Tolga F. Katas.  Pursuant to the Share Exchange Agreement, on July 16, 2007, we acquired all the issued and outstanding shares of En2Go Nevada in exchange for 27,800,000 shares of our common stock and En2Go Nevada became a wholly owned subsidiary of the Company.   In addition, concurrently with the closing of the transaction , a former principal stockholder of the Company transferred 10,750,000 shares of the Company’s common stock to the three stockholders of En2Go Nevada.  Also, as a condition to closing of the Share Exchange Agreement, we sold 1,000,000 shares of our common stock to investors in a private placement for proceeds of $1,000,000.  Following the completion of such transactions, the Company had a total of 49,800,000 shares of common stock issued and outstanding, of which 10,250,000 shares or 20.6% were held by the persons that were stockholders of the Company prior to the acquisition, 38,550,000 shares or 77.4% were held by the former stockholders of En2Go Nevada, and 1,000,000 shares or 2% were held by the purchasers in the private placement.  In connection with the closing of the transactions contemplated by the Share Exchange Agreement, Bruce Schmidt resigned from his positions as President, CEO, CFO, Secretary and Treasurer of the Company but remained as a director of the Company.  Paul E. Fishkin was appointed as the Company’s new President, CEO, CFO, Secretary, Treasurer and a director of the Company and Tolga F. Katas was appointed as a director.

Business Plan

We are a start-up company that plans to become a full service entertainment and technology company that will create and develop a variety of media and entertainment related programs and applications including cutting edge media delivery software, Internet video applications and high-end, innovative desk top applications.  We believe the future of the entertainment and media industry will incorporate a combination of Internet, entertainment and communications, which we refer to as “En2go!” or “Entertainment To Go” and we plan to take part in this development by pursuing opportunities in telecommunications as both a development partner to today’s leading carriers and as an entertainment solutions provider to major entertainment companies.

Capitalizing on the recent growth and explosion of digital media, wireless devices, and web 2.0, we are currently in the process of completing the development of software solutions to better manage data sets and present them in a user-friendly way.  Our management and outside consultants are in the process of determining the types of programming that would most appeal to the viewing public, and utilizing developmental resources to deliver such programming via Virtual Server environments.  We believe these original environments will enhance the user’s experience with superior quality video and audio Internet content.  Our emphasis on Video and Communication technologies has enabled us to pursue digital delivery, content development and merging desktop technologies through our software applications.

Underlying this technology is our developing code in the C++, C# and Objective-C programming languages for use with Microsoft’s Vista Operating System, Windows Mobile, other mobile devices, and Apple’s Mac OSX platform.  We have successfully built prototypes of these applications using our proprietary technology although we have not completed the final versions of such applications and no assurances can be given that we will be able to do so.

In addition to programming progress, we are currently attempting to establish a technical infrastructure, which we call “En2ools.”  If we are successful in establishing workable version of En2ools, we plan to partner with larger organizations using our En2ools proprietary framework.

In addition to the unique aspects of our En2ools framework, we believe our uniqueness stems from our extraordinary development team led by experienced management who have previously been able to attract world-class leaders in technology, music, entertainment, and communications.  We believe this team of individuals will facilitate our growth and allow us to establish the Company as an innovative leader of entertainment and technology convergence on desktops.

Looking forward, we plan to participate in future projects and pursue targeted opportunities for partnerships, joint ventures and other forms of investment. Our plan involves licensing original content and services for other entertainment projects and continuing to develop unique solutions and technologies.

Proposed Initial Products

We are currently working to complete development of the following products and applications.  However, no assurances can be given that we will be successful in completing the development of all or any of such items or that if development is completed, we will be able to manufacture and market such products on a profitable basis.

•

Desktop Video (Code name: Flyxo).   This application delivers video to a user’s desktop in a unique high-quality manner using the latest in compression technology, H.264, combined with our proprietary media delivery system.  Flyxo is designed to enable users to watch movies, music videos and TV shows conveniently on their desktop, in the background with a full-screen view.  The user would be able to continue to work on other projects on the desktop while the media plays. This software works through a simple on-time download and then enables users to watch the media they desire as a stream, bypassing the inconvenient need to first download the video, and then delete it afterwards to free up memory.

•

Media Player (Code name: VideoBlox).  The En2go custom media player is specifically targeted for the entertainment industry.  It plays numerous file formats including mp4, mp3, quicktime and windows media.  It is designed to enable artists to communicate with their fans that are using the player.  Instead of simple sending a video, the artist will be able to use their own branded player to distribute their music videos and keep in constant contact with their fans. Another unique aspect of this media player is the ability to morph the graphical look and feel of its interface.

•

Kandictionary.  Kandictionary is a downloadable dictionary designed for the desktop. When a user types in a word, the dictionary will speak the word and the definition. The dictionary will also translate in several different languages.  When the user rolls his or her cursor over different places on the user interface, the Kandictionary will currently stream music from an artist that we are promoting to the client, who is also featured on the user interface.  The Kandictionary accesses information from approximately eighty different databases, including the Bible, CIA reference manual, and many more.  The user needs only to type in a word and see it defined or displayed in a myriad of different contexts.

•

eMaculate.  Our eMaculate interface is designed to search, share and download pictures from the web at very high speeds.  It is also designed to be easy-to-use with a state-of-the-art user interface. The pictures are presented on the side as thumbnails that can be easily viewed through a slider function instead of having to click on each picture or change pages. The URL’s from the sites where the pictures originate are conveniently made available for those who want to find the images on their original sites. The selected images can be enlarged, minimized, rotated, shared, burned to a disk, corners can be rounded and photo borders can be added.

•

En2go Jukebox.  The En2go jukebox is a custom media player designed to play the music from social networking sites as a standalone media player.  In other words, after downloading the media player, a user does not have to be on an artist’s page to hear the artist’s music.  A user can add favorite songs to the media player and listen to the artist’s music while doing other things or visiting other sites.  Furthermore, the user can create a custom playlist by adding songs to the player from different artists.

License Agreement

On June 4, 2007, En2Go Nevada entered into an Intellectual Property License Agreement with Christine Marie, a founder of En2Go Nevada and a co-inventor/developer of its certain items of its intellectual property.  The license agreement pertained to certain of En2Go Nevada’s intellectual property that Marie had assisted in developing and granted Marie a perpetual, royalty free license to use such technology in non-competing initiatives; namely, that she could not utilize the intellectual property in market sectors outside of the family and education sectors without the prior written consent of En2Go Nevada.  In exchange for such license rights, Marie relinquished any right to an ownership interest in En2Go Nevada.

Regulation

We will be subject to various federal, state and local laws that govern the conduct of our business, including state and local advertising, consumer protection, credit protection, licensing, and other labor and employment regulations.  We do not anticipate that the costs of complying with such regulations will have a material effect on our business or financial condition.

Competition

The entertainment industry is extremely competitive and is dominated by several large companies with worldwide name brand recognition and substantial financial resources.  In attempting to attract users to our proposed applications and products, we will be competing with online providers of audio and video entertainment; web-based video channels; movie theaters, live theater, sporting events, and other similar businesses that compete for the general public’s entertainment dollar; large software developers and manufacturers and major movie studios, including Sony, Walt Disney Co. and 20th Century Fox in developing and marketing entertainment products and channels. There can be no assurance that other companies will not develop technologies superior to ours, that new technology will not emerge that renders our technology obsolete or that a competing company or companies will not be able to capture more market share than we are able to capture due to name recognition and the expenditure of greater amounts for marketing and advertising.

Facilities

Our offices are currently located at the residence of our president and we pay no rent for the use of such space.  As we continue to ramp up our operations, we will be evaluating our need for space and may lease commercial office space in the future.

Employees

The Company currently has no employees other than its officers and directors.  The Company also engages the services of independent consultants to assist it with software programming and development and anticipates that it will engage full-time employees in this area as its business develops.

Risk Factors

You should carefully read the following risk factors when you evaluate our business and the forward-looking statements that we make in this report, in our financial statements and elsewhere. Any of the following risks could materially adversely affect our business, our operating results, our financial condition and the actual outcome of matters as to which we make forward-looking statements.

Risks related to our lack of liquidity

We have no revenues and have incurred and expect to continue to incur substantial losses. We will not be successful unless we reverse this trend.

Through August 31, 2007, we have not generated any revenues.  As a result, we have generated significant operating losses since our formation and expect to incur substantial losses and negative operating cash flows for the foreseeable future.  As of August 31, 2007 our net loss for the fiscal year ended August 31, 2007 (a period of seven months) was $602,659 and our accumulated deficit was $602,659. Our cash outflow from operations was approximately $586,694 for the 7 month period ended August 31, 2007. As of August 31, 2007, we had cash in the amount of $556,000 and total current assets of approximately $565,500. Current liabilities of approximately $171,388 consist of notes payable of $150,000, accounts payable of $4,895 and accrued expenses of $16,493. We expect that capital outlays and operating expenditures will continue to increase as we attempt to expand our infrastructure and development activities and we will require significant additional capital in order to implement our business plan and continue our operations.  We may also generate revenues from product sales or the license of our technology but no assurances can be given as to if or when such revenues will commence or the amount of such revenues if they do commence.

If we fail to raise additional capital or receive substantial cash inflows from additional investors our business effort could be compromised.

We have limited capital resources and operations to date have been funded with the proceeds from equity and debt financings. The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the fiscal year ended August 31, 2007 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

Even if we obtain additional financing, our business will require substantial additional investment that we have not yet secured. We cannot be sure how much we will need to spend in order to develop and market new products and technologies in the future. We expect to continue to spend substantial amounts on development. Further, we will not have sufficient resources to develop fully any new products or technologies unless we are able to raise substantial additional financing on acceptable terms or secure funds from new or existing partners. Our failure to raise capital when needed would adversely affect our business, financial condition and results of operations, and could force us to reduce or discontinue our operations at some time in the future, even if we obtain financing in the near term.

Risks related to our business

We are in the early stages of product development and our success is uncertain.

We are a development stage company and are in the early stages of developing our products. We have not yet successfully developed any of our products to the final completion stage. We may fail to develop any products, to implement our business model and strategy successfully or to revise our business model and strategy should industry conditions and competition change. We cannot make any assurances that any of our product candidates, if successfully developed, would generate sufficient revenues to enable us to be profitable. Furthermore, we cannot make any assurances that we will be successful in addressing these risks. If we are not, our business, results of operations and financial condition will be materially adversely affected.

We have a limited operating history and we may not be able to successfully develop our business.

We were recently incorporated in Nevada in January 2007. Our limited operating history makes predicting our future operating results difficult. As a software development company with a limited history, we face numerous risks and uncertainties in the competitive markets. In particular, we have not proven that we can:

•

develop entertainment software in a manner that enables us to be profitable and meet strategic partner and customer requirements;

•

develop and maintain relationships with key customers and strategic partners that will be necessary to optimize the market value of our products;

•

raise sufficient capital in the public and/or private markets; or

•

respond effectively to competitive pressures.

If we are unable to accomplish these goals, our business is unlikely to succeed. Even if we are able to license our technology to generate income we still will be operating at a significant loss during the course of our software development program.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market products we may develop, we may not be able to generate product revenue.

We do not currently have an organization for the sales, marketing and distribution of software products.  We anticipate that we will seek to enter into strategic alliances, distribution agreements or other arrangements with third parties to market any products we develop. If we are unable to enter into such agreements, we would have to build sales, marketing, managerial and other non-technical capabilities and develop, train and or manage a sales force, all of which would cause us to incur substantial additional expenses. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue and may not become profitable.

Our software products are subject to the risk of failure inherent in the development of products based on new and unproved technologies.

Because our software is and will be based on new technologies, it is subject to risk of failure. These risks include the possibility that:

•

our new approaches will not result in any products that gain market acceptance;

•

our software will unfavorably interact with other types of commonly used software , thus restricting the circumstances in which it may be used;

•

proprietary rights of third parties will preclude us from marketing a new product; or

•

third parties will market superior or more cost-effective products.

As a result, our activities, either directly or through corporate partners, may not result in any commercially viable products.

Our software products may be subject to future product liability claims. Such product liability claims could result in expensive and time-consuming litigation and payment of substantial damages.

The development, testing, marketing, sale and use of software runs a risk that product liability claims may be asserted against us if it is believed that the use or testing of our products have caused adverse technology problems to existing systems. We cannot make assurances that claims, suits or complaints relating to the use of our technology will not be asserted against us in the future. If a product liability claim asserted against was successful, we also could be required to limit commercialization of our technology. Regardless of merit or outcome, claims against us may result in significant diversion of our management’s time and attention, expenditure of large amounts of cash on legal fees, expenses and damages and a decreased demand for our products and services. We cannot make any assurances that we will be able to acquire or maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us.

We plan to develop our business in part through collaborating with third parties and we face substantial competition in this endeavor. If we are not successful in establishing such third party collaboration arrangements, we may not be able to successfully develop and commercialize our products.

Our business strategy includes finding larger software companies with which to collaborate to support the development and commercialization of our products. In trying to attract corporate partners to collaborate with us in the development and commercialization process, we face serious competition from other software companies. If we are unable to enter into such collaboration arrangements, our ability to proceed with the development or sale of products may be severely limited.

Our future collaborators may compete with us or have interests which conflict with ours. This may restrict our development efforts and limit the areas of development in which we intend to expand.

Larger software companies that we seek to collaborate with may have internal programs or enter into collaborations with our competitors for products addressing the same markets targeted by our technologies. Thus, our collaborators may pursue alternative technologies or products in order to develop software targeted by our collaborative arrangements. Our collaborators may pursue these alternatives either on their own or in collaboration with others, including our competitors. Depending on how other products advance, a corporate partner may slow down or abandon its work on our product candidates or terminate its collaborative arrangement with us in order to focus on these other prospects.

If any conflicts arise, our future collaborators may act in their own interests, which may be adverse to ours. In addition, in our future collaborations, we may be required to agree not to conduct any development that is competitive with the development conducted under our future collaborations. Our future collaborations may have the effect of limiting the areas of development that we may pursue. Our collaborators may be able to develop products in related fields that are competitive with the products or potential products that are the subject of these collaborations.

We do not hold any patents on our technology and it may be difficult to protect our technology.

We do not have any patents issues or patents pending.  We do have development work or source code which we believe has the potential for patent protection.  We will evaluate our business benefits in pursuing patents in the future.  We will protect all of our development work with confidentiality agreements with our engineers, employees and any outside contractors.  However, third parties may, in an unauthorized manner, attempt to use, copy or otherwise obtain and market or distribute our intellectual property or technology or otherwise develop a product with the same functionality as our software. Policing unauthorized use of our software and intellectual property rights is difficult, and nearly impossible on a worldwide basis. Therefore, we cannot be certain that the steps we have taken or will take in the future will prevent misappropriation of our technology or intellectual property, particularly in foreign countries where we do business or where our software is sold or used, where the laws may not protect proprietary rights as fully as do the laws of the United States or where the enforcement of such laws is not common or effective.

A dispute concerning the infringement or misappropriation of our proprietary rights or the proprietary rights of others could be time consuming and costly and an unfavorable outcome could harm our business.

There is significant litigation in the software field regarding patents and other intellectual property rights. Software companies with greater financial and other resources than the Company have gone out of business from the cost of patent litigation and from losing a patent litigation. We may be exposed to future litigation by third parties based on claims that our software, technologies or activities infringe the intellectual property rights of others. Although we try to avoid infringement, there is the risk that we will use a patented technology owned or licensed by another person or entity and/or be sued for infringement of a patent owned by a third party. Under current United States law, patent applications are confidential for 18 months following their priority filing date and may remain confidential beyond 18 months if no foreign counterparts are applied for in jurisdictions that publish patent applications. If our products are found to infringe any patents, we may have to pay significant damages or be prevented from making, using, selling, offering for sale or importing such products or from practicing methods that employ such products.

Confidentiality agreements with employees and others may not adequately prevent disclosure of our trade secrets and other proprietary information and may not adequately protect our intellectual property.

Our success also depends upon the skills, knowledge and experience of our technical personnel, our consultants and advisors as well as our licensors and contractors. Because we operate in a highly competitive field, we rely almost wholly on trade secrets to protect our proprietary technology and processes. However, trade secrets are difficult to protect. We enter into confidentiality and intellectual property assignment agreements with our corporate partners, employees, consultants, outside scientific collaborators, developers and other advisors. These agreements generally require that the receiving party keep confidential and not disclose to third parties all confidential information developed by the receiving party or made known to the receiving party by us during the course of the receiving party’s relationship with us. These agreements also generally provide that inventions conceived by the receiving party in the course of rendering services to us will be our exclusive property. However, these agreements may be breached and may not effectively assign intellectual property rights to us. Our trade secrets also could be independently discovered by competitors, in which case we would not be able to prevent use of such trade secrets by our competitors. The enforcement of a claim alleging that a party illegally obtained and was using our trade secrets could be difficult, expensive and time consuming and the outcome would be unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets. The failure to obtain or maintain meaningful trade secret protection could adversely affect our competitive position.

Risks related to our industry

Our technology may become obsolete or lose its competitive advantage.

The software business is very competitive, fast moving and intense, and we expect it to be increasingly so in the future. Other companies have developed and are developing software technologies that, if not similar in type to our software, are designed to address the same end user or customer. Therefore, there is no assurance that our products and any other products we may in-license will be the best, the first to market, or the most economical to make or use. If competitors’ products are better than ours, for whatever reason, our sales could decrease, our margins could decrease and our products may become obsolete.

There are many reasons why a competitor might be more successful than we are or will be, including:

•

Some competitors have greater financial resources and can afford more technical and development setbacks than we can.

•

Some competitors have been in the software business longer than we have. They have greater experience than us in critical areas like testing, sales and marketing. This experience or their name recognition may give them a competitive advantage over us.

•

Some competitors may have a better patent position protecting their technology than we either have or will have. If we cannot use the proprietary rights that we have licensed to prevent others from copying our technology or developing similar technology, or if we cannot obtain a critical license to another’s patent that we need to make and use our technology, we would expect our competitive position to lessen. Because the company “first to market” often has a significant advantage over latecomers, a second place position could result in less than anticipated sales.

Risks related to management

We rely on our management and their knowledge of our business and technical expertise would be difficult to replace.

We are highly dependent on Tolga F. Katas, who develops the technology and Paul E. Fishkin, our President.  We do not have “key person” life insurance. We have entered into employment agreements with each of the foregoing employees. The loss of Mr. Katas or Mr. Fishkin may have an adverse effect on our ability to develop and commercialize the technologies in a timely manner.

Because potential customers may not accept our products we may never achieve enough sales to make our business profitable.

The commercial success of our future products will be dependent on their acceptance by potential customers. Our products will be based on technology that has not been completely proven and is subject to the risks of failure inherent in products based on new technologies. A significant portion of our resources will be used for research and development and marketing relating to our proposed products and services. There can be no assurance that we can or will develop marketable products. The failure of our products to achieve market acceptance would have a material adverse effect on us.

Risks related to our common stock

Our stockholders may not be able to resell their shares at or above the purchase price paid by such stockholders, or at all.

Our common stock is listed on the Over the Counter Bulletin Board trading system (OTC.BB).  An investment in our stock may be highly illiquid and subject to significant market volatility. This volatility may be caused by a variety of factors including low trading volume and market conditions.

In addition, the value of our common stock could be affected by:

•

actual or anticipated variations in our operating results;

•

changes in the market valuations of other similarly situated companies providing similar services or serving similar markets;

•

announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•

adoption of new accounting standards affecting our industry;

•

additions or departures of key personnel;

•

introduction of new products or services by us or our competitors;

•

sales of our common stock or other securities in the open market;

•

changes in financial estimates by securities analysts;

•

conditions or trends in the market in which we operate;

•

changes in our earnings estimates and recommendations by financial analysts;

•

our failure to meet financial analysts’ performance expectations; and

•

other events or factors, many of which are beyond our control.

Stockholders may experience wide fluctuations in the market price of our securities. These fluctuations may have an extremely negative effect on the market price of our securities and may prevent a stockholder from obtaining a market price equal to the purchase price such stockholder paid when the stockholder attempts to sell our securities in the open market. In these situations, the stockholder may be required either to sell our securities at a market price which is lower than the purchase price the stockholder paid, or to hold our securities for a longer period of time than planned. An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies by using common stock as consideration or to recruit and retain managers with equity-based incentive plans.

The concentrated ownership of our capital stock may have the effect of delaying or preventing a change in control of our company.

Our directors, officers, principal stockholders and their affiliates beneficially own approximately 77.4% of our outstanding capital stock. The interests of our directors, officers, principal stockholders and their affiliates may differ from the interests of other stockholders. Our directors, officers, principal stockholders and their affiliates will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of mergers, acquisitions and other significant corporate transactions.  (See “Principal Stockholders.”)

We will incur increased costs as a result of being an operating public company, compared to the historical operations.

As a public operating company, we will incur significant legal, accounting and other expenses that En2Go Nevada did not incur as a private company.  In addition, the Sarbanes-Oxley Act of 2002, (the “Sarbanes-Oxley Act”), as well as new rules implemented by the SEC, require changes in corporate governance practices of public companies. If our stock becomes listed on NASDAQ or another major exchange, we will also incur additional compliance expenses. It may be time consuming, difficult and costly for us to develop and implement the additional internal controls, processes and reporting procedures required by the Sarbanes-Oxley Act and exchange compliance requirements. We may need to hire additional financial reporting, internal auditing and other finance staff in order to develop and implement appropriate additional internal controls, processes and reporting procedures. In addition, we will incur additional costs associated with our public company reporting requirements which will significantly increase as a result of us becoming an operating public company with a larger group of stockholders. We also expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be difficult for us to attract and retain qualified persons to serve on our board or as executive officers.

Our common stock is “a penny stock” and is subject to special regulations promulgated by the SEC.

The SEC has adopted regulations that generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is less than $5.00 per share and therefore we are a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors hereunder to sell their shares. In addition, because our common stock is not traded on any quotation system, investors will find it difficult to obtain accurate quotations of the stock and may experience a lack of buyers to purchase such stock or a lack of market makers to support the stock price.  (See: Item 5. Market Price for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities: Special Sales Practices Regarding “Penny Stocks.”)

If we fail to comply in a timely manner with the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations we will be required to furnish a report by our management on our internal control over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of our 2008 fiscal year. Compliance with Section 404 is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. There also can be no assurance that our auditors will be able to issue an unqualified opinion on management’s assessment of the effectiveness of our internal control over financial reporting in the future. Failure to achieve and maintain an effective internal control environment or to complete our Section 404 certifications could have a material adverse effect on our stock price. Any failure to complete our assessment of our internal control over financial reporting, to remediate any material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

We have never paid nor do we expect in the near future to pay dividends.

We have never paid cash dividends on our capital stock and do not anticipate paying any cash dividends for the foreseeable future.

Item 2.  Description of Property.

Our offices are located at the residence of our president and we pay no rent for the use of such space.  As we continue to ramp up our operations, we will be evaluating our need for space and may lease commercial office space in the future.

Item 3.  Legal Proceedings.

We are not a party to any pending legal proceedings and, to the best of our knowledge, no litigation by or against us or our properties has been threatened.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Part II

Item 5.  Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol “ENGO.”  Our common stock was initially included on the OTC Bulletin Board in May 2005 under the symbol “MSYL,” however the symbol was changed when we acquired En2Go Nevada in July 2007 and changed the name of the Company to En2Go International, Inc.  Despite the publication of quotations, there is currently no active trading market for our stock, and there can be no assurance that an active or liquid trading market for our stock will develop in the future.

The following table sets forth the high and low bid quotations for our common stock on the OTC Bulletin Board for each of the three most recent fiscal quarters, as provided by the OTC Bulletin Board.  Prior to that time, the stock was quoted on a sporadic basis or on an unpriced basis and no bid information is available.

	High Bid	Low Bid
2007 Fiscal Year
First Quarter	N/A	N/A
Second Quarter	$1.05	$0.00
Third Quarter	$2.50	$0.00
Fourth Quarter	$1.51	$0.60

On December 11, 2007, the inside quotations for our common stock on the OTC Bulletin Board were $1.30 bid and $1.55 asked.  The foregoing quotations and the quotations in the table above represent inter-dealer prices without retail mark-up, mark-down, or commission, and may not represent actual transactions.

At December 11, 2007, there were approximately 87 holders of record of our common stock, as reported by our transfer agent.  In computing the number of holders of record, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single stockholder.

No dividends have ever been paid on the Company’s securities, and we have no current plans to pay dividends in the foreseeable future.

Equity Compensation Plans

As of the end of the Company’s fiscal year on August 31, 2007, we did not have in effect any compensation plans under which equity securities of the Company were authorized for issuance and we did not have any outstanding stock options.  As reported in the current report on Form 8-K filed on November 16, 2007, subsequent to the end of our 2007 fiscal year, our board of directors adopted a Stock Incentive Plan and authorized 7,500,000 shares for issuance thereunder.  We plan to submit the plan to our stockholders for approval within one year from the date of its adoption by the Board.

Transfer Agent

Signature Stock Transfer, Inc., 1 Preston Park, 2301 Ohio Drive, Suite 100, Plano, Texas 75093, Telephone: (972) 612-4120, Facsimile: (972) 612-4122), is the registrar and transfer agent for our common stock.

Recent Sales of Unregistered Securities

On July 16, 2007, we issued 27,800,000 shares of our common stock to the three stockholders of En2Go Nevada to acquire En2Go Nevada.  On or about July 16, 2007, we also sold an aggregate of 1,000,000 shares of our restricted common stock in private transactions for proceeds of $1,000,000.  No underwriter was involved in the transactions and the shares were issued or sold by us directly to the stockholders and investors.  The shares were sold without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemption from such registration requirements provided by Section 4(2) of the Securities Act for transactions not involving any public offering.  The shares were sold without general advertising or solicitation.  The purchasers acknowledged that they were purchasing “restricted securities” which had not been registered under the Securities Act and which were subject to certain restrictions on resale, and the certificates representing  the shares were imprinted with the usual and customary restricted stock legend.

Issuer Purchases of Equity Securities

We have not adopted a stock repurchase plan and we did not purchase any shares of our equity securities during the last three months of the year ended August 31, 2007.

Special Sales Practices Regarding “Penny Stocks”

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

Item 6.  Management’s Discussion and Analysis or Plan of Operation

The following discussion of our plan of operations should be read in conjunction with the financial statements and the related notes and other information included elsewhere in this Form 10-KSB. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements and as a result of the factors we describe under “Risk Factors” and elsewhere in this Form10-KSB report.   See “Forward Looking Statements” and “Risk Factors.” We undertake no obligation to update publicly any forward looking statements for any reason, even if new information becomes available or other events occur in the future.

Plan of Operations

Overview

On June 8, 2007, Medusa and En2go entered into a share exchange agreement, pursuant to which En2Go became a wholly-owned subsidiary of Medusa. As a result of the acquisition, En2Go became our wholly-owned subsidiary, and the stockholders of En2Go received an aggregate of 38,550,000 shares of our common stock. See “Summary of the Merger and Related Transactions.” This Management Discussion and Analysis covers the plan of operation of En2Go prior to the acquisition and of the combined company following the acquisition.

Liquidity and Capital Resources

The company currently has essentially no liquidity and the current capital resources are comprised primarily of the framework of code, utilities, applets and applications developed by the En2go team to various levels of completion.

Our future capital requirements depend on numerous factors: revenue generated from operations and market acceptance of our products and services; resources needed for the development of our products and services; and resources needed for sales, marketing and other operating activities. We believe that our existing capital resources should enable us to maintain our current and planned operations for at least the next six months.  Our current cash reserves, however, may be insufficient due to extraordinary or unexpected cash expenses, or for other reasons. Future required capital, may not be available on acceptable terms or at all.  If adequate funds are not available, we may be required to curtail significantly or defer one or more of our operating goals or programs, or take other steps that could harm our business or future operating results. We will continue to consider future financing alternatives, which may include the incurrence of debt, additional public or private equity offerings or an equity investment by a strategic partner.

Cash Sources and Uses

In the fourth quarter of fiscal year 2007, in connection with our acquisition of En2go Nevada, we received $1.0 million from the sale of common stock to further our business objectives.

We will also look to raise additional capital to support the additional contracts and initiatives that we will be pursuing.  No assurances can be given that any such capital will be available on terms acceptable to us or at all.

Financing Activities

The equity infusion has been the company’s main source of financing activities.  It is the company’s desire to establish lines of credit as it meets it business objectives and we will pursue other possibly needed financing as the business requires.

Overview of Operations

Capitalizing on the recent growth and explosion of digital media, wireless devices, and web 2.0, we are currently in the process of completing the development of software solutions to better manage data sets and present them in a user-friendly way.  Our development team and outside consultants are in the process of determining the types of programming that would most appeal to the viewing public, and utilizing developmental resources to deliver such programming via Virtual Server environments.  These original environments enhance the user’s experience with superior quality video and audio Internet content.  Our emphasis on Video and Communication technologies have enabled us to pursue digital delivery, content development, and merging desktop technologies through our software applications.

Underlying this technology is our developing code in the C++, C# and Objective-C programming languages for use with Microsoft’s Vista Operating System, Windows Mobile, other mobile devices, and Apple’s Mac OSX platform.  We have successfully built prototypes of these applications using our proprietary technology.

In addition to programming, we are currently engaged in work that we believe will lead to the establishment of a technical infrastructure called “En2ools.”  If we are successful in developing this infrastructure, we plan to partner with organizations using our En2ools proprietary framework.

Aside from En2ools framework , our uniqueness stems from our extraordinary development team led by experienced management who have previously attracted world-class leaders in technology, music, entertainment, and communications.  These individuals are facilitating our growth and allowing us to establish the Company as an innovative leader of entertainment and technology convergence on desktops.

Looking forward, we plan to participate in future projects and pursue targeted opportunities for partnership, joint venture and other forms of investment. Our plan involves licensing original content and services for other entertainment projects and continuing to develop unique solutions and technologies.

Results of Operations

Our financial results for the year ending August 31, 2007 reflect our results of operations through August 31, 2007.

We are looking at revenue producing and related and synergistic business ventures. However, no assurance is given that we will be able to identify, merge with or otherwise acquire an operating entity or to operate profitably thereafter should we do so.

Financial Results

For the year ending August 31, 2007, we had no interest or other income and generated no revenues. We have never operated at a profit.  Our net loss for the year ending August 31, 2007 was a loss of $602,659.

Critical Accounting Estimates and New Accounting Pronouncements

Critical Accounting Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts and related disclosures in the financial statements. Management considers an accounting estimate to be critical if:

•

it requires assumptions to be made that were uncertain at the time the estimate was made, and

•

changes in the estimate or different estimates that could have been selected could have a material impact on our consolidated results of operations or financial condition.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The revised statement, SFAS 123(R), “Share-Based Payment”, establishes standards for share-based transactions in which an entity receives employee’s services for (a) equity instruments of the entity, such as stock options, or (b) liabilities that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123(R) eliminates the option of accounting for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires that companies expense the fair value of stock options and similar awards, as measured on the awards’ grant date. For public companies, SFAS 123 (R) is effective at the beginning of the first interim or annual reporting period that begins after December 15, 2005. We adopted SFAS 123(R) on January 1, 2006. SFAS 123(R) applies to all awards granted after the date of adoption, and to awards modified, repurchased or cancelled after that date. We have elected to apply SFAS 123(R) using a modified version of prospective application, under which compensation cost is recognized only for the portion of awards outstanding for which the requisite service has not been rendered as of the adoption date, based on the grant date fair value of those awards calculated under SFAS 123 for pro forma disclosures. We have also elected to continue to use the Black-Scholes model to value our share-based payments. We are currently evaluating the other requirements of SFAS 123(R). We expect the adoption of SFAS 123(R) will have a significant impact on our financial statements, but have not determined the extent of the impact. During the period ended December 31, 2005, and the period ending September 30, 2006, we did not grant any options and accordingly did not record any compensation expense under SFAS 123(R).

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”). SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and addresses the application SFAS No. 133 to beneficial interests in securitized financial assets. SFAS No. 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Additionally, SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for all financial instruments acquired or issued after fiscal years beginning September 15, 2006. We do not expect that the adoption of SFAS No. 155 will have a material impact on our consolidated financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” (“SFAS No. 156”) which also amends SFAS No. 140. SFAS No. 156 provides guidance on the accounting for servicing assets and servicing liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS No. 156 will have a material impact on our consolidated financial condition or results of operations.

In June 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of SFAS No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. This interpretation also requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for us beginning January 1, 2007. We do not anticipate that the adoption of FIN 48 will have a material impact on our financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” (“SFAS No. 157”) Among other requirements, SFAS No. 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 is effective beginning the first fiscal year that begins after November 15, 2007. We are evaluating the impact of SFAS No. 157 on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans- An Amendment of FASB Statements No. 87, 88, 106 and 132 (R)” (“SFAS No. 158”). SFAS No. 158 requires the recognition of an asset for a plan’s over funded status or a liability for a plan’s under funded status in the statement of financial position, measurement of the funded status of a plan as of the date of its year-end statement of financial position and recognition for changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur as a component of other comprehensive income. The provisions of SFAS No. 158 will be effective for the Company beginning with its fiscal year 2007. We do not expect that the adoption of SFAS No. 158 to have an impact on our financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Item 7.  Financial Statements

The following financial statements are being filed with this report and are located immediately following the signature page.

Financial Statements, August 31, 2007

Independent Auditors’ Report

Consolidated Balance Sheet, August 31, 2007

Consolidated Statements of Operations from inception on January 31, 2007 through August 31, 2007

Consolidated Statement of Stockholders’ Equity from inception on January 31, 2007 through August 31, 2007

Consolidated Statements of Cash Flows from inception on January 31, 2007 through August 31, 2007

Notes to Financial Statements

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As reported in our current report on Form 8-K filed on November 16, 2007, as amended by the Form 8-K/A filed on December 6, 2007, on November 5, 2007, the Company determined to change its principal independent registered public accounting firm because of the new location of the Company.  Accordingly, on November 9, 2007, the firm of Vellmer & Chang, Chartered Accountants (“Vellmer & Chang”), was dismissed as the principal independent registered accounting firm for En2Go International, Inc. (the “Company”) and the Company engaged a new principal independent registered public accounting firm to audit its financial statements for the fiscal year ended August 31, 2007.

Vellmer & Chang’s reports on the Company’s financial statements as of and for the fiscal years ended August 31, 2006 and 2005 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that its reports for the fiscal years ended August 31, 2006 and 2005 each contained an explanatory paragraph regarding the Company’s ability to continue as a going concern.

The Company’s Board of Directors recommended and approved the decision to change the Company’s principal independent registered public accounting firm.

In connection with its audit for the fiscal years ended August 31, 2006 and 2005 and during the subsequent interim period through November 9, 2007, there were: (1) no disagreements with Vellmer & Chang on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Vellmer & Chang, would have caused Vellmer & Chang to make reference to the subject matter of the disagreements in connection with its reports; and (2) no events of the type listed in paragraph (B) of Item 304(a)(1)(iv) of Regulation S-B.

On November 5, 2007, the Company engaged the firm of Chisholm, Bierwolf & Nilson LLC (“CB&N”), as its new principal independent registered accounting firm to audit the Company’s financial statements for the fiscal year ended August 31, 2007.  The Company’s Board of Directors recommended and approved the engagement of CB&N.

During the Company’s fiscal years ended August 31, 2006 and 2005 and through November 5, 2007, the Company did not consult CB&N with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s consolidated financial statements; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv)(A) of Regulation S-B and the related instructions to that Item) or a reportable event (as described in Item 304(a)(1)(iv)(B) of Regulation S-B).

Item 8A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being August 31, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief financial officer.  Based upon that evaluation, our company’s president and chief financial officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report.  There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 8B. Other Information

None.

Part III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth the names, ages, and titles of each of the executive officers and directors of the Company.

			Served in
Name	Age	Title	Position Since*

Paul E. Fishkin	64	President, Chief Executive Officer, Chief	July 2007
		Financial Officer, Secretary, Treasurer and Director
Tolga F. Katas	41	Director	July 2007
Bruce Schmidt	55	Director	September 2006

*The term of office of each director is one year and until his or her successor is elected at the Company’s annual stockholders’ meeting and is qualified, subject to removal by the stockholders.  The term of office for each officer is for one year and until a successor is elected at the annual meeting of the board of directors and is qualified, subject to removal by the board of directors.  In connection with the Company’s acquisition of En2Go Nevada on July 19, 2007, Mr. Schmidt resigned as an officer of the Company but remained a director, Paul E. Fishkin was appointed as the Company’s President, Chief Financial Officer, Secretary and Treasurer, and Paul E. Fishkin and Tolga F. Katas were appointed as directors of the Company.

Certain biographical information of the Company’s directors and officers is set forth below.

Paul E. Fishkin, President, CEO, CFO, Secretary, Treasurer and Director

Mr. Fishkin graduated from the Philadelphia College of The Sciences with a Bachelor of Science in Pharmacy.  He began his music career in January of 1971 as an assistant to Albert Grossman, Bearsville Records founder.  In March of 1973 he was elevated to President and co-owner of  Bearsville.  He signed and oversaw development of the recording careers of Todd Rundgren and Foghat. He also co-managed Todd Rundgren from 1973-1976.  He resigned from Bearsville in December 1979.  In January 1980 Mr. Fishkin co-founded Modern Records.  He exclusively signed and oversaw the solo recording career of multi-platinum artist, Stevie Nicks, recorded Natalie Cole, and developed the gold artist, Poe.  He also co-managed Rosie O’Donnell in 1984-1985 and co-managed Twisted Sister and Kix from 1989 to 1993 with Mark Puma of Freefall Mgmt.  Mr. Fishkin resigned from Modern Records in April of 1997.  Mr. Fishkin was an A & R Consultant from 1998 -2000 for Doug Morris (Chairman of Universal Music Group), and from January 2001 to April of 2002, was a consultant for film director, Tom Shadyac for his record label, 333 Music.   Mr. Fishkin founded Fishkin Entertainment Inc. in May of 1997 and was its CEO/President until he resigned in December of 2006. Fishkin Entertainment was a record production company and artist management company that was first located at 6535 Wilshire Blvd, Los Angeles, CA, and in 2002, moved to 4128 Colfax Ave. Studio City, California. Mr. Fishkin’s job was to sign musical talent to either a recording contract or management contract, and obtain distribution deals or recording contracts with major distribution.  In December of 2003 he signed the artist Hush to a recording contract with Geffen Records.  On January 31, 2007 Mr. Fishkin incorporated En2Go Nevada with Tolga F. Katas and Christine Marie.  Mr. Fishkin is also president, treasurer and a director of En2Go Nevada.

Tolga F. Katas Founder, Director

Mr. Katas began his career in music as the founder of Futura Records.  He was its President and CEO from February 1988 until December 1993.  In August of 1994, he founded Summit Entertainment.  Mr. Katas was a record producer and executive for both Summit and Futura, garnering numerous chart successes and awards.  He resigned from Summit in December of 1997.  In April 1998, he founded Dayinvestor.com, one of the first financial web sites.  He resigned in November 2002.  He was the owner of Tolga Media from March 1985 to July 2005.  He founded TFK Media, Inc. in May 1999 and was its President until August 2003. For these companies, he produced shows and provided network development services for television clients.  He developed numerous successful productions for both independent and major companies.  In January 2003, he founded a website named En2go.com to develop new concepts and unique software applications for Industry, with an emphasis in entertainment. On January 31, 2007, Mr. Katas incorporated En2go Nevada with Paul E. Fishkin and Christine Marie.  Mr. Katas is also a director of En2Go Nevada.

Bruce Schmidt, Director.

Bruce Schmidt brings over twenty-seven years of strategic planning and management consulting experience to the Company. With a background in physics and education from the University of British Columbia, he has acted as a consultant and has served on the Board of Directors for a variety of Canadian biotech/hightech and venture capital companies between 1992 through 2005 including: Prescient Neuropharma Inc. (TSX- “PNO”) as President, Chief Executive Officer and Director; Alda Pharmaceuticals Corp. (TSX-”APH”) as Director; Biophage Pharma Inc. (TSX-”BUG”) as Corporate Secretary and Director; Strategic Merchant Bancorp, Ltd (TSX-”SMB”) as a Director; VP Media Group Ltd. (TSX- “DVD.H”) as Director and Aitchison Capital, Inc. (TSX-”TTI”) as a Director.  Mr. Schmidt has also been involved with a number of non-profit Canadian organizations including: the Canadian Networks of Centers of Excellence, the Canadian Healthcare Licensing Association, the British Columbia Biotechnology Alliance (BC Biotech), B.C. Nanotechnology Alliance, British Columbia’s Integrated Technology Initiative and the New Economy and Adoption of Technologies Group of the British Columbia Securities Commission. Since May of 1996, Mr. Schmidt has been working as a Life-Sciences Management consultant under his own consulting company, RJS Management in Vancouver, BC. RJS Management provides executive counsel to hightech/biotech companies in the areas of business strategy, marketing and strategic partnering.

Board of Director Meetings and Committees

The Board of Directors discussed the business and affairs of the Company informally on several occasions throughout the year and took action pursuant to written consents in lieu of meetings but held no formal meetings of directors.

The Board of Directors has not appointed any standing committees.  There is no separately-designated standing audit committee and the entire Board of Directors acts as the Company’s audit committee.  The Board of Directors does not have an independent “financial expert” because it does not believe the scope of the Company’s activities to date has justified the expenses involved in obtaining such a financial expert.  In addition, the Company’s Common Stock is not listed on a national exchange and the Company is not subject to the special corporate governance requirements of any such exchange.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of equity securities of the Company.  Officers, directors, and greater than 10% stockholders are required to furnish the Company with copies of all Section 16(a) forms they file. Based on the copies of the reports and other written assurances provided to it, the Company believes that all reports required by Section 16(a) for transactions in 2007 have been timely filed except that the following reports were filed late: (i) the Form 4 for Paul E. Fishkin, President and CEO, filed November 16, 2007; (ii) the Form 4 for Tolga F. Katas, Director, filed November 16, 2007; (iii) the Form 3/A for Paul E. Fishkin, President and CEO, filed on December 14, 2007;  (iv) the Form 3/A for Kevin R. Griffith, principal stockholder, filed on December 14, 2007;  and (v) the Form 3/A for Tolga F. Katas, Director, filed on December 14, 2007.

Code of Ethics

The Company has adopted a Code of Ethics that applies to its executive officers, including its principal executive, financial and accounting officers.  A copy of the Company’s Code of Ethics is included as an exhibit to this report.

Principal Stockholder Matters

Kevin R. Griffith, a principal stockholder of the Company, is also an executive officer and director of IDI Global, Inc. (“IDI”).  On April 17, 2006, IDI Global, Inc., as well as two of its wholly owned subsidiaries, IDI Small Business, Inc., and Chief Financial, Inc., along with the wholly owned subsidiary of Chief Financial, Professional Consulting Services, Inc., filed for bankruptcy protection in the United States Bankruptcy Court for the District of Utah.  (IDI Global, Case No. 0621261; IDI Small Business, Case No. 0621266; Chief Financial, Case No. 0621270; and PCS, Case No. 0621268.)  It is anticipated that each entity will remain as “debtor in possession,” subject to the jurisdiction of the supervision and orders of the bankruptcy court.

Item 10.  Executive Compensation

Compensation Discussion and Analysis

In fiscal year 2007, we had two named executive officers, Paul Fishkin, our President, Chief Executive and Chief Financial Officer and Bruce Schmidt, our former President, Chief Executive Officer and Chief Financial Officer who resigned from such positions in July 2007.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compen-sation	All Other Compen-sation	Total

Paul E. Fishkin President, CEO, CFO(1)	2007	$75,665	-	-	-	-	-	$75,665

Bruce Schmidt Former President, CEO and CFO(2)	2007	$ -	-	-	-	-	-	$ -

(1)

Mr. Schmidt resigned from all officer positions with the Company in July 2007 at the time of the En2Go Nevada acquisition.  Mr. Schmidt did not receive any compensation for his services.

(2)

Mr. Fishkin became an executive officer of the Company in July 2007 at the time of the En2Go Nevada acquisition. The annual compensation shown in this table includes the amount Mr. Fishkin received from En2Go Nevada prior to the consummation of the Company’s acquisition of En2Go Nevada in a reverse acquisition transaction.

During the fiscal year ended August 31, 2007, we did not grant any stock options, stock awards or other forms of equity compensation to our officers or directors.  Subsequent to August 31, 2007, we granted stock options to each of Paul Fishkin and Tolga Katas entitling them to purchase up to 1,000,000 shares of our common stock at an exercise price of $1.00 per share.  We do not currently provide our officers or directors with medical insurance or other similar employee benefits, although we may do so in the future.

We do not have any retirement, pension, profit sharing, or insurance or medical reimbursement plans covering our officers or directors.

Director Compensation

Our directors do not currently receive any compensation for serving in their capacity as directors.  As discussed below, Tolga Katas, a director, is also an employee of the Company pursuant to an employment agreement and receives an annual salary of $90,000 per year plus the reimbursement of expenses incurred in connection with the Company’s business.  During the 2007 fiscal year, Mr. Katas was paid $75,665 by the Company.

Employment Agreements

Paul E. Fishkin.  In connection with the En2Go Nevada acquisition, we approved an employment agreement with Paul E. Fishkin, which was entered into concurrently with the completion of the acquisition. The employment agreement was effective as of July 13, 2007.

Under the terms of the agreement, Mr. Fishkin agreed to continue as EN2Go’s President, Chief Executive Officer and Director.  Pursuant to the agreement, Mr. Fishkin will receive an annual base salary of not less than $90,000 per year, plus reimbursement of all ordinary and reasonable out-of-pocket business expenses he incurs.

The agreement is for an initial term ending July 13, 2008 and automatically renews each year thereafter unless terminated by either party by written notice given at least 180 days prior to the expiration of the agreement. We may terminate the agreement for cause (as defined in the agreement).

Tolga F. Katas.  In connection with the En2Go Nevada acquisition, we approved an employment agreement with Tolga F. Katas, which we entered into concurrently with the completion of the acquisition. The employment agreement was effective as of July 13, 2007. Prior to the agreement, Mr. Katas received no annual compensation.

Under the terms of the agreement, Mr. Katas agreed to continue as a Director.  Pursuant to the agreement, Mr. Katas will receive an annual base salary of not less than $90,000 per year, plus reimbursement of all ordinary and reasonable out-of-pocket business expenses he incurs.

The agreement is for an initial term ending July 13, 2008 and automatically renews each year thereafter unless terminated by either party by written notice given at least 180 days prior to the expiration of the agreement. We may terminate the agreement for cause (as defined in the agreement).

The termination or severance payments for Mr. Fishkin and Mr. Katas will be set forth at a future date as determined by the board of directors.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

The following table sets forth as of December 11, 2007, the number of shares of the Company’s common stock, par value $0.00001, owned of record or beneficially by each person known to be the beneficial owner of 5% or more of the issued and outstanding shares of the Company’s common stock, and by each of the Company’s officers and directors, and by all officers and directors as a group.  On such date there were 49,800,000 shares of the Company’s common stock issued and outstanding.

	Number of
Name	Shares Owned(1)	Percent of Class

Principal Stockholders
Kevin R. Griffith	12,850,000	25.8%
4539 North Vintage Drive,
Provo, Utah 84604

Officers and Directors(3)
Paul E. Fishkin(2)	13,850,000	27.3%
4128 Colfax Avenue
Studio City, California 91604

Tolga F. Katas(3)	13,850,000	27.3%
836 Vegas Valley Avenue
Las Vegas, NV 89109

All Officers and Directors	27,700,000	53.3%
as a Group (2 persons)(2)(3)

________________________________

(1)

Unless otherwise indicated, all shares are held beneficially and of record by the person indicated.

(2)

Includes currently exercisable stock options entitling Mr. Fishkin to acquire 1,000,000 shares of the Company’s common stock.  In calculating the percentage interest of such stockholder, the number of the Company’s issued and outstanding shares of common stock has been increased by the number of stock options held by such person.

 (3)

Includes currently exercisable stock options entitling Mr. Katas to acquire 1,000,000 shares of the Company’s common stock.  In calculating the percentage interest of such stockholder, the number of the Company’s issued and outstanding shares of common stock has been increased by the number of stock options held by such person.

Item 12.  Certain Relationships and Related Transactions

The Company utilizes office space at the residence of its president at no charge to the Company.

On June 8, 2007, the Company, then named Medusa Style Corporation, entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with En2Go Nevada and its stockholders, Paul E. Fishkin, Kevin R. Griffith and Tolga F. Katas.  Pursuant to the Share Exchange Agreement, on July 16, 2007, we acquired all the issued and outstanding shares of En2Go Nevada in exchange for 27,800,000 shares of our common stock and En2Go Nevada became a wholly owned subsidiary of the Company.   In addition, concurrently with the closing of the transactions contemplated by the Share Exchange Agreement, a former principal stockholder of the Company transferred 10,750,000 shares of the Company’s common stock to the three stockholders of En2Go Nevada.  Following the completion of such transactions, the Company had a total of 49,800,000 shares of common stock issued and outstanding, of which  38,550,000 shares or 77.4% are held by the former stockholders of En2Go Nevada.  As a result of this transaction, Messrs. Fishkin, Griffith and Katas became the beneficial owners of approximately 77.4% of our outstanding capital stock.

Bruce Schmidt, a stockholder and former officer of the Company previously loaned the Company $31,649 for expenses paid on behalf of the Company.  The amount due was non-interest bearing, had no stated terms of repayment and was unsecured.  Such amount was repaid in full during the 2007 fiscal year.

Indemnification

Pursuant to the articles of incorporation and bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his/her position, if he/she acted in good faith and in a manner he/she reasonably believed to be in our best interest. In certain cases, we may advance expenses incurred in defending any such proceeding. To the extent that the officer or director is successful on the merits in any such proceeding as to which such person is to be indemnified, we must indemnify him/her against all expenses incurred, including attorney’s fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the state Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933 which may be permitted to directors or officers pursuant to the foregoing provisions, we are informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy, as expressed in the Act and is, therefore unenforceable.

Item 13.  Exhibits

The following documents are included as exhibits to this report.

Exhibit	SEC Ref.
No.	No.	Title of Document	Location
3.1	3	Articles of Incorporation and	This Filing
		Amendment to Articles of Incorporation
		Dated August 15, 2007
3.2	3	Bylaws	Incorp. by Reference*
10.1	10	Share Exchange Agreement with En2Go,	This Filing
		Inc. and its Stockholders dated as of June 8, 2007

10.2	10	License Agreement with Christine Marie dated as of June 4, 2007	This Filing

14.1	14	Code of Ethics	Incorp. by Reference*
31.1	31	Section 302 Certification of Chief Executive Officer	This Filing

32.1	32	Section 1350 Certification of Chief Executive Officer	This Filing

*Incorporated by reference from our Registration Statement on Form SB2 filed October 25, 2002

Item 14.  Principal Accountant Fees and Services

On November 9, 2007 Vellmer & Chang, Chartered Accountants (“Vellmer & Chang”) were dismissed as the Company’s principal independent registered public accounting firm.  Vellmer & Chang had audited the Company’s financial statements for its 2006 fiscal year and prior years.  On November 5, 2007, the Company engaged Chisholm, Bierwolf & Nilson LLC (“CB&N”) as its principal independent registered public accounting firm to audit its financial statements for its 2007 fiscal year.

During the fiscal years ended August 31, 2007and 2006, fees for services provided by Vellmer & Chang were as follows:

	Fiscal Year Ended
	August 31,
	2007	2006
Audit Fees	$0	$3,182
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

Total	$0	$3,182

During the fiscal year ended August 31, 2007, fees for services provided by CB&N were as follows:

Fiscal Year Ended August 31, 2007

Audit Fees	$7,500
Audit-Related Fees	0
Tax Fees	0
All Other Fees	0

Total	$7,500

“Audit Fees” consisted of fees billed for services rendered for the audit of the Company’s annual financial statements, review of financial statements included in the Company’s quarterly reports on Form 10-QSB, and other services normally provided in connection with statutory and regulatory filings.  “Audit-Related Fees” consisted of fees billed for due diligence procedures in connection with acquisitions and divestitures and consultation regarding financial accounting and reporting matters.  “Tax Fees” consisted of fees billed for tax payment planning and tax preparation services.  “All Other Fees” consisted of fees billed for services in connection with legal matters and technical accounting research.

Audit Committee

The Company does not have a standing Audit Committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EN2GO INTERNATIONAL, INC.

(Registrant)

Dated: December 14, 2007

By  /s/ Paul E. Fishkin

Paul E. Fishkin, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 14, 2007

By  /s/ Paul E. Fishkin

Paul E. Fishkin

President and Director

(Principal Executive and Accounting Officer)

Dated: December 14, 2007

By  /s/ Tolga F. Katas

Tolga F. Katas

Director

Dated: December 14, 2007

By  /s/ Bruce Schmidt

Bruce Schmidt

Director

EN2GO INTERNATIONAL, INC AND SUBSIDIARY

(Formerly Medusa Style Corporation)

[A Development Stage Company]

CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2007

EN2GO INTERNATIONAL, INC AND SUBSIDIARY

(Formerly Medusa Style Corporation)

[A Development Stage Company]

CONTENTS

PAGE

—

Report of Independent Registered Public

Accounting Firm

F-3

—

Consolidated Balance Sheet, August 31, 2007

F-4

—

Consolidated Statements of Operations, for the

period from inception on January 31, 2007

through August 31, 2007

F-5

—

Consolidated Statement of Stockholders’ Equity,

for the period from inception on January 31, 2007

through August 31, 2007

F-6

—

Consolidated Statements of Cash Flows, for the

period from inception on January 31, 2007

through August 31, 2007

F-7

—

Notes to Consolidated Financial Statements

F-8

Todd D. Chisholm, Audit Partner Nephi J. Bierwolf, Tax Partner Troy F. Nilson, Audit Partner Shauna S. Howe, Audit Partner
Chishom
Bierwold &
Nilson, LLC Certified Public Accountants

====================================================================

533 West 2600 South, Suite 25 • Bountiful, Utah 84010 • Phone: (801) 292-8756 • Fax: (801) 292-8809 •

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

En2Go International, Inc.

Studio City, California

We have audited the accompanying balance sheet of En2Go International, Inc .. (Formerly Medusa Style Corporation) as of August 31, 2007, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management Our responsibility is to express an opinion on these financial statements based on our audit

We conducted our audits in accordance with the standards of the PCAOB (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting .. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of En2Go International, Inc. as of August 31, 2007, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America

/s/ Chisholm Bierwolf & Nilson, LLC Bountiful, Utah

December 6, 2007

Member of AICPA, UACPA & Registered with PCAOB

EN2GO INTERNATIONAL, INC AND SUBSIDIARY

(Formerly Medusa Style Corporation)

[A Development Stage Company]

CONSOLIDATED BALANCE SHEET

ASSETS

August 31,
2007

CURRENT ASSETS:
Cash	$556,000
Prepaid expense	9,500

Total Current Assets	565,500

PROPERTY AND EQUIPMENT, net	3,229

Total Assets	$568,729

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,895
Accrued expense	16,493
Notes payable	150,000

Total Current Liabilities	171,388

Total Liabilities	171,388

STOCKHOLDERS' EQUITY:
Common stock, $.00001 par value,
100,000,000 shares authorized,
49,800,000 shares issued and
outstanding	498
Capital in excess of par value	999,502
Deficit accumulated during the
development stage	(602,659)

Total Stockholders' Equity	397,341

Total Liabilities and Stockholders’ Equity	$568,729

The accompanying notes are an integral part of these financial statements.

EN2GO INTERNATIONAL, INC AND SUBSIDIARY

(Formerly Medusa Style Corporation)

[A Development Stage Company]

CONSOLIDATED STATEMENT OF OPERATIONS

From inception
On January 31, 2007
Through
August 31,
2007

REVENUE	$-

COST OF GOODS SOLD	-

GROSS PROFIT	-

EXPENSES:
Salaries and wages	331,157
General and administrative	257,780

Total Expenses	588,937

NET INCOME (LOSS) BEFORE
OTHER EXPENSES	(588,937)

OTHER EXPENSE:
Interest expense	13,722

Total Other Expenses	13,722

NET INCOME (LOSS) BEFORE
INCOME TAXES	(602,659)

CURRENT TAX EXPENSE	-

DEFERRED TAX EXPENSE	-

NET INCOME (L0SS)	$(602,659)

NET INCOME (LOSS)
PER COMMON SHARE:	$(0.02)

The accompanying notes are an integral part of these financial statements.

 EN2GO INTERNATIONAL, INC AND SUBSIDIARY

(Formerly Medusa Style Corporation)

[A Development Stage Company]

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FROM INCEPTION ON JANUARY 31, 2007 THROUGH AUGUST 31, 2007

				Deficit
				Accumulated
			Capital in	During the
	Common Stock		Excess of	Development
	Shares	Amount	Par Value	Stage

BALANCE, January 31, 2007 (Inception)	-	$-	$-	$-

Issuance of common stock upon organization	27,800,000	278	(278)	-

Recapitalization in a manner similar to a
Reverse acquisition, July 16, 2007	21,000,000	210	(210)	-

Common stock issued for $1.00 per
share on July 16, 2007	1,000,000	10	999,990	-

Net loss for the year ended August 31, 2007				(602,659)

BALANCE, August 31, 2007	49,800,000	$498	$999,502	$(602,659)

The accompanying notes are an integral part of these financial statements.

 EN2GO INTERNATIONAL, INC AND SUBSIDIARY

(Formerly Medusa Style Corporation)

[A Development Stage Company]

CONSOLIDATED STATEMENT OF CASH FLOWS

From inception
On January 31, 2007
Through
August 31,
2007

Cash Flows From Operating Activities:
Net Income (Loss)	$(602,659)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation expense	4,077
Change in assets and liabilities:
(Increase) decrease in prepaid expense	(9,500)
(Decrease) increase in accounts payable	4,895
(Decrease) increase in accrued expense	16,493

Net Cash (Used) by Operating Activities	(586,694)

Cash Flows From Investing Activities:
Purchase of property and equipment	(7,306)

Net Cash (Used) by Investing Activities	(7,306)

Cash Flows From Financing Activities:
Proceeds from issuance of notes payable	350,000
Repayment of notes payable	(200,000)
Proceeds from issuance of common stock	1,000,000

Net Cash Provided by Financing Activities	1,150,000

Net Increase (Decrease) in Cash	556,000

Cash at Beginning of Period	-

Cash at End of Period	$556,000

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$-
Income taxes	$-

Supplemental Schedule of Noncash Investing and Financing Activities:

For the period ended August 31, 2007:

The Company issued 27,800,000 shares of common stock in connection with a stock for stock acquisition which has been accounted for in a manner similar to a reverse purchase [See Note 1 and 4].

The accompanying notes are an integral part of these financial statements.

 EN2GO INTERNATIONAL, INC AND SUBSIDIARY

(Formerly Medusa Style Corporation)

[A Development Stage Company]

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – The accompanying consolidated financial statements represent the accounts of En2Go International, Inc. (“Parent”), incorporated in the State of Nevada on August 23, 2002 (formerly Medusa Style Corporation) and  En2Go, Inc. (“Subsidiary”), incorporated in the State of Nevada on January 31, 2007, (“the Company”). The company is planning to expand into a full-service production house and software solutions builder.

On July 17, 2007, Parent completed an exchange agreement with Subsidiary wherein Parent issued 27,800,000 shares of its common stock in exchange for all the issued and outstanding common stock of Subsidiary.  The Acquisition was accounted for as a recapitalization of Subsidiary in a manner similar to a reverse purchase as the former shareholders of Subsidiary controlled the combined Company after the acquisition.  Following the acquisition and the transfer of an additional 10,750,000 shares from the shareholders of parent to the former shareholders of the subsidiary, the former shareholders of subsidiary control approximately 77% of the total outstanding stock of the combined entity.  There was no adjustment to the carrying values of the assets or the liabilities of Parent or Subsidiary as a result of the recapitalization [See Note 4].

The operations of Parent are included only from the date of recapitalization.  Accordingly, the previous operations and retained deficits of Parent prior to the date of recapitalization have been eliminated.

Consolidation – The consolidated financial statements include the accounts of Parent and Parent’s wholly-owned Subsidiary.  All intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year End – The Company’s fiscal year end is August 31.

Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Property and Equipment – Property and equipment are stated as cost less accumulated depreciation.  Depreciation is provided on a straight line basis over the estimated useful lives of the assets.  Maintenance and repairs are charged to expense as incurred and major improvements are capitalized.  Gains or losses on sales or retirements are recognized in income.

Revenue Recognition – Through the period ended August 31, 2007 the Company had not yet generated any revenues.  However, the Company plans to recognize its revenue according to the provisions of Staff Accounting Bulletin 104, which takes into account the completion of the transaction, delivery of the product, a final fixed or determinable price, and that collectibility is reasonably assured.

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”  This statement requires an asset and liability approach for accounting for income taxes.

Loss Per Share - The Company computes loss per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” which requires the Company to present basic and dilutive loss per share when the effect is dilutive.

EN2GO INTERNATIONAL, INC AND SUBSIDIARY

(Formerly Medusa Style Corporation)

[A Development Stage Company]

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Impairment of Long-Lived Assets – The Company has adopted the provisions of SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets to be Disposed of”.  SFAS No. 144 established procedures for review of recoverability, and measurement of impairment whenever events of changes in circumstances indicated that the carrying amount of long-lived assets may not be recoverable.  SFAS No. 144 also requires that long-lived assets to be disposed of other than by sale shall continue to be classified as held and used until disposal.  Further, SFAS No. 144 specifies the criteria for classifying long-lived assets as “held for sale” and requires that long-lived assets to be disposed of by sale be reported at the lower of carrying amount or fair value less estimated selling costs.  Management believes that there has not been any impairment of the Company’s long-lived assets at August 31, 2007.

Advertising Costs – Advertising costs are charged to operations in the period incurred.  During the period ended August 31, 2007 the Company did not incur any advertising costs.

Accounting Estimates - Accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimated by management.

Financial Instruments – The fair value of cash, accounts payable and accrued liabilities and notes payable were estimated to approximate their carrying values due to the immediate short-term maturity of these financial instruments.  Financial instruments that potentially subject the Company to credit risk consist principally of cash.  The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits.  Management does not believe the Company is exposed to significant credit risk.  Management, as well, does not believe the Company is exposed to significant interest rate and foreign currency fluctuation risks during the period presented in these financial statements As of August 31, 2007, the amount in accounts that exceed the federally insured limit was approximately $435,000.

EN2GO INTERNATIONAL, INC AND SUBSIDIARY

(Formerly Medusa Style Corporation)

[A Development Stage Company]

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140”, SFAS No. 156, “Accounting for the Servicing of Financial Assets”, SFAS No. 157, “Fair Value Measurements”, SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, were recently issued.  SFAS No. 155, 156, 157, 158 and 159 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and Equipment consist of the following at August 31, 2007:

Computer Equipment	$7,306
Accumulated Depreciation	(4,077)

Total Property and Equipment (net)	$3,229

Depreciation expense amounted to $4,077 for the period ended August 31, 2007.

NOTE 3 – NOTES PAYABLE

August 31,
2007

The Company issued note payables of $350,000 to an individual during 2007. The notes accrue interest at 10% per annum, are due on demand and have accrued interest payable of $13,722 at August 31, 2007. The Company repaid $200,000 of the notes during 2007.	$150,000

Interest expense for the period ended August 31, 2007 was $13,722.

EN2GO INTERNATIONAL, INC AND SUBSIDIARY

(Formerly Medusa Style Corporation)

[A Development Stage Company]

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - COMMON STOCK

Common Stock – The Company has authorized 100,000,000 shares of common stock with a par value of $.00001.  At August 31, 2007, the Company had 49,800,000 shares of common stock issued and outstanding.

On April 10, 2007, the Company completed a forward stock split by issuing two additional shares of common stock for every one share previously issued.  The Company’s share transactions disclosed in these financial statements have been restated retroactively to reflect the above forward stock split for all periods presented.

On July 17, 2007, in connection with its Exchange Agreement with Subsidiary, Parent issued 27,800,000 shares of its previously authorized but unissued common stock in exchange for all the issued and outstanding common stock of Subsidiary.  The 27,800,000 shares have been reflected as though they were issued at the inception of the Subsidiary, with a reverse merger adjustment that represents the shareholders of the public shell at the time of the recapitalization.

During July, 2007, in connection with its Exchange Agreement with Subsidiary, Parent issued 1,000,000 shares of common stock to private placement subscribers at $1.00 per share.

2007 Stock Plan – During November, 2007 the Board of Directors of the Company adopted and the stockholders at that time approved the 2007 Stock Plan (“the Plan”).  The Plan provides both for the direct award or sale of shares and for the granting of options to purchase shares.  Options granted under the plan may include qualified and non-qualified stock options.  The aggregate number of shares that may be issued under the plan shall not exceed 7,500,000 shares of common stock, and are issuable to directors, officers, and employees of the Company.  Awards under the plan will be granted as determined by Committees of the Board of Directors or by the Board of Directors.  The options will expire after 10 years or 5 years if the option holder owns at least 10% of the common stock of the Company.  The exercise price of a non-qualified option must be at least 85% of the market price on the date of issue.  The exercise price of a qualified option must be at least equal to the market price or 110% of the market price on the date of issue if the option holder owns at least 10% of the common stock of the Company.  During November, 2007, the Board of Directors authorized the granting of options to purchase 3,000,000 shares of common stock at $1.00 per share.

EN2GO INTERNATIONAL, INC AND SUBSIDIARY

(Formerly Medusa Style Corporation)

[A Development Stage Company]

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Employment Agreement – Concurrent with the completion of the acquisition the Company entered into an employment agreement with Paul E. Fishkin, which was effective as of July 16, 2007. Prior to the agreement, Mr. Fishkin received no annual compensation.

Under the terms of the agreement, Mr. Fishkin agreed to serve as EN2Go’s President, Chief Executive Officer and Director.  Pursuant to the agreement, Mr. Fishkin will receive an annual base salary of not less than $90,000 per year, plus reimbursement of all ordinary and reasonable out-of-pocket business expenses he incurs.

The agreement is for an initial term ending July 16, 2008 and automatically renews each year thereafter unless terminated by either party by written notice given at least 180 days prior to the expiration of the agreement. The Company may terminate the agreement for cause (as defined in the agreement).

Employment Agreement – Concurrent with the completion of the acquisition the Company entered into an employment agreement with Tolga Katas, which was effective as of July 16, 2007. Prior to the agreement, Mr.Katas received no annual compensation.

Under the terms of the agreement, Mr. Katas agreed to continue as a Director.  Pursuant to the agreement, Mr. Katas will receive an annual base salary of not less than $90,000 per year, plus reimbursement of all ordinary and reasonable out-of-pocket business expenses he incurs.

The agreement is for an initial term ending July 16, 2008 and automatically renews each year thereafter unless terminated by either party by written notice given at least 180 days prior to the expiration of the agreement. The Company may terminate the agreement for cause (as defined in the agreement).

The termination payments for Mr. Fishkin and Mr. Katas will be set forth at a future date as determined by the board of directors.

EN2GO INTERNATIONAL, INC AND SUBSIDIARY

(Formerly Medusa Style Corporation)

[A Development Stage Company]

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”.  SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.  The Company has available at August 31, 2007, an operating loss carryforward of approximately $600,000 which may be applied against future taxable income and which expires in various years through 2027.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The net deferred tax asset is approximately $238,980 as of August 31, 2007, with an offsetting valuation allowance of the same amount.  The change in the valuation allowance for the year ended August 31, 2007 is approximately $238,980.

Substantial changes in the company’s ownership have occurred, and therefore there is an annual limitation of the amount of Parents’ pre-acquisition net operating loss carryforward which can be utilized.  Accordingly, only the post-acquisition net operating loss carryforward has been included for Parent.

The reconciliation of the provision (benefit) for income taxes computed at the U.S. federal statutory rate to the Company’s effective tax rate is as follows:

Federal provision (benefit) at Statutory rate	$(204,000)
State income tax, net of federal benefit	(34,980)
Change in valuation allowance	238,980

Provision (Benefit) for income taxes	$-

NOTE 7 - RELATED PARTY TRANSACTIONS

Advances from a Former Related Party - A stockholder and former officer of the Company previously owed the Company $31,649 for expenses paid on behalf of the Company.  The amount due was non-interest bearing, had no stated terms of repayment and was unsecured.  During the period ended August 31, 2007 the amount was repaid in full.

EN2GO INTERNATIONAL, INC AND SUBSIDIARY

(Formerly Medusa Style Corporation)

[A Development Stage Company]

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

From inception
On January 31, 2007
Through
August 31,
2007

Net Income (Loss) available to common
shareholders (numerator)	$(602,659)

Weighted average number of common shares
outstanding during the period used in net
income (loss) per share (denominator)	32,573,585

Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 9 – SUBSEQUENT EVENTS

2007 Stock Plan – During November, 2007 the Board of Directors of the Company adopted and the stockholders at that time approved the 2007 Stock Plan (“the Plan”).  During November, 2007 the board of directors also authorized the granting of options to purchase 3,000,000 shares of common stock at $1.00 per share. [See Note 4].

Private Placement of Common Stock – On October 31, 2007 the Board of Directors approved the issuance of a private placement memorandum for 1,350,000 shares of common stock at $1.00 per share.