Form 10QSB
period 2007-11-30
EN2GO INTERNATIONAL INC
filed 2008-01-17
CIK 1200528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-QSB

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2007

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 5(d) OF THE EXCHANGE ACT

For the transition period from _______________  to  ______________

Commission file number 000-50480

EN2GO INTERNATIONAL, INC.

(Exact name of small business issuer as specified in charter)

NEVADA	98-0389557
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4128 Colfax Avenue, Studio City, California 91604

(Address of Principal Executive Offices)

   (818) 985-2417

(Issuer's Telephone Number)

Not Applicable

(Former Name, Former Address, and Former Fiscal Year, if Changed Since Last Report)

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

Yes  ☐   No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes ☐   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  As of December 31, 2007, the issuer had outstanding 49,800,000 shares of common stock, par value $0.001.

Transitional Small Business Disclosure Format (Check one):

Yes ☐   No ☒

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995.  Such statements reflect the Company's views with respect to future events based upon information available to it at this time.  These uncertainties and other factors include, but are not limited to: the ability of the Company to acquire rights to technologies and other items of intellectual property for development by the Company; the ability of the Company to successfully develop the technologies and other intellectual properties acquired by it; the ability of the Company to attract and retain skilled software developers and programmers to create new technologies and product innovations and to develop technologies acquired from other sources; and the level of acceptance by the marketplace of any technologies and products developed by the Company.  The words “anticipates,” “believes,” “estimates,” “expects,” “plans,” “projects,” “targets” and similar expressions identify forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, changes in assumptions, future events or otherwise.

Part I--Financial Information

Item 1. Financial Statements

En2Go International, Inc. (the “Company” or the “Issuer”), files herewith its unaudited consolidated condensed balance sheet as of November 30, 2007 and the related unaudited consolidated condensed statements of operations for the three months ended November 30, 2007 and for the period from inception on January 31, 2007 through November 30, 2007, the unaudited consolidated condensed statement of stockholders’ equity for the period from inception on January 31, 2007 through November 30, 2007, and the related unaudited consolidated condensed statements of cash flows for the three months ended November 30, 2007, and for the period from inception on January 31, 2007 through November 30, 2007.  The accompanying financial statements do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with generally accepted accounting principles.  In the opinion of the Company’s management, the accompanying financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Company for the interim periods presented.  The financial statements included in this report on Form 10-QSB should be read in conjunction with the Company’s audited financial statements and the notes thereto included in its annual report on Form 10-KSB for the year ended August 31, 2007. Operating results for the quarter ended November 30, 2007 are not necessarily indicative of the results that may be expected for the year ending August 31, 2008.

EN2GO INTERNATIONAL, INC AND SUBSIDIARY

(Formerly Medusa Style Corporation)

[A Development Stage Company]

 UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2007

EN2GO INTERNATIONAL, INC AND SUBSIDIARY

(Formerly Medusa Style Corporation)

[A Development Stage Company]

CONTENTS

PAGE

—

Unaudited Consolidated Balance Sheet, November 30, 2007

5

—

Unaudited Consolidated Statements of Operations, for the

Three months ended November 30, 2007 and

for the period from inception on January 31, 2007

through November 30, 2007

6

—

Unaudited Consolidated Statement of Stockholders’ Equity,

for the period from inception on January 31, 2007

through November 30, 2007

7

—

Unaudited Consolidated Statements of Cash Flows, for the

Three months ended November 30, 2007 and

for the period from inception on January 31, 2007

through November 30, 2007

8

—

Notes to Unaudited Consolidated Financial Statements

9

EN2GO INTERNATIONAL, INC AND SUBSIDIARY

(Formerly Medusa Style Corporation)

[A Development Stage Company]

UNAUDITED CONSOLIDATED BALANCE SHEET

ASSETS

November 30,
2007

CURRENT ASSETS:
Cash	$245,722

Total Current Assets	245,722

PROPERTY AND EQUIPMENT, net	16,601

Total Assets	$262,323

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$448
Accrued expense	22,655
Notes payable	150,000

Total Current Liabilities	173,103

Total Liabilities	173,103

STOCKHOLDERS' EQUITY:
Common stock, $.00001 par value,
100,000,000 shares authorized,
49,800,000 shares issued and
outstanding	498
Capital in excess of par value	3,368,949
Deficit accumulated during the
development stage	(3,280,227)

Total Stockholders' Equity	89,220

Total Liabilities and Stockholders’ Equity	$262,323

The accompanying notes are an integral part of these financial statements.

 EN2GO INTERNATIONAL, INC AND SUBSIDIARY

(Formerly Medusa Style Corporation)

[A Development Stage Company]

UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

		From inception
		On
	For the	January 31,
	Three Months	2007
	Ended	Through
	November 30,	November 30,
	2007	2007

REVENUE	$-	$-

COST OF GOODS SOLD	-	-

GROSS PROFIT	-	-

EXPENSES:
Non-cash compensation	2,369,447	2,369,447
Salaries and wages	186,288	517,445
General and administrative	118,093	375,873

Total Expenses	2,673,828	3,262,765

NET INCOME (LOSS) BEFORE
OTHER EXPENSES	(2,673,828)	(3,262,765)

OTHER EXPENSE:
Interest expense	3,740	17,462

Total Other Expenses	3,740	17,462

NET INCOME (LOSS) BEFORE
INCOME TAXES	(2,677,568)	(3,280,227)

CURRENT TAX EXPENSE	-	-

DEFERRED TAX EXPENSE	-	-

NET INCOME (L0SS)	$(2,677,568)	$(3,280,227)

NET INCOME (LOSS)
PER COMMON SHARE:	$(0.05)

The accompanying notes are an integral part of these financial statements.

 EN2GO INTERNATIONAL, INC AND SUBSIDIARY

(Formerly Medusa Style Corporation)

[A Development Stage Company]

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FROM INCEPTION ON JANUARY 31, 2007 THROUGH NOVEMBER 30, 2007

				Deficit
				Accumulated
			Capital in	During the
	Common Stock		Excess of	Development
	Shares	Amount	Par Value	Stage

BALANCE, January 31, 2007 (Inception)	-	$-	$-	$-

Issuance of common stock upon organization	27,800,000	278	(278)	-

Recapitalization in a manner similar to a
Reverse acquisition, July 16, 2007	21,000,000	210	(210)	-

Common stock issued for $1.00 per
share on July 16, 2007	1,000,000	10	999,990	-

Net loss for the year ended August 31, 2007	-	-	-	(602,659)

BALANCE, August 31, 2007	49,800,000	498	999,502	(602,659)

Issuance of options to purchase 2,000,000
shares of common stock, October 30, 2007	-	-	2,369,447	-

Net loss for the period ended
November 30, 2007	-	-	-	(2,677,568)

BALANCE, November 30, 2007	49,800,000	$498	$3,368,949	$(3,280,227)

The accompanying notes are an integral part of these financial statements.

 EN2GO INTERNATIONAL, INC AND SUBSIDIARY

(Formerly Medusa Style Corporation)

[A Development Stage Company]

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

		From inception
	For the	on
	Three	January 31,
	Months	2007
	Ended	Through
	November 30,	November 30,
	2007	2007

Cash Flows From Operating Activities:
Net Income (Loss)	$(2,677,568)	$(3,280,227)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation expense	942	5,019
Non-cash compensation	2,369,447	2,369,447
Change in assets and liabilities:
(Increase) decrease in prepaid expense	9,500	-
(Decrease) increase in accounts payable	(4,447)	448
(Decrease) increase in accrued expense	6,162	22,655

Net Cash (Used) by Operating Activities	(295,964)	(882,658)

Cash Flows From Investing Activities:
Purchase of property and equipment	(14,314)	(21,620)

Net Cash (Used) by Investing Activities	(14,314)	(21,620)

Cash Flows From Financing Activities:
Proceeds from issuance of notes payable	-	350,000
Repayment of notes payable	-	(200,000)
Proceeds from issuance of common stock	-	1,000,000

Net Cash Provided by Financing Activities	-	1,150,000

Net Increase (Decrease) in Cash	(310,278)	245,722

Cash at Beginning of Period	556,000	-

Cash at End of Period	$245,722	$245,722

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:

For the period ended November 30, 2007:

The Company issued options to purchase 2,000,000 shares of common stock which were valued at $2,369,447 and recorded as non-cash compensation.

The accompanying notes are an integral part of these financial statements.

 EN2GO INTERNATIONAL, INC AND SUBSIDIARY

(Formerly Medusa Style Corporation)

[A Development Stage Company]

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Interim Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at November 30, 2007 and for the period then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s August 31, 2007 audited financial statements.  The results of operations for the periods ended November 30, 2007 are not necessarily indicative of the operating results for the full year.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and Equipment consist of the following at November 30, 2007:

Computer Equipment	$21,620
Accumulated Depreciation	(5,019)

Total Property and Equipment (net)	$16,601

Depreciation expense amounted to $943 for the period ended November 30, 2007.

EN2GO INTERNATIONAL, INC AND SUBSIDIARY

(Formerly Medusa Style Corporation)

[A Development Stage Company]

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – NOTES PAYABLE

November 30,
2007
The Company issued note payables of $350,000 to an individual during 2007. The notes accrue interest at 10% per annum, are due on demand and have accrued interest payable of $17,462 at November 30, 2007. The Company repaid $200,000 of the notes during 2007.	$150,000

Interest expense for the period ended November 30, 2007 was $3,740.

NOTE 4 - COMMON STOCK

Common Stock – The Company has authorized 100,000,000 shares of common stock with a par value of $.00001.  At November 30, 2007, the Company had 49,800,000 shares of common stock issued and outstanding.

2007 Stock Plan – During October, 2007 the Board of Directors of the Company adopted and the stockholders at that time approved the 2007 Stock Plan (“the Plan”).  The Plan provides both for the direct award or sale of shares and for the granting of options to purchase shares.  Options granted under the plan may include qualified and non-qualified stock options.  The aggregate number of shares that may be issued under the plan shall not exceed 7,500,000 shares of common stock, and are issuable to directors, officers, and employees of the Company.  Awards under the plan will be granted as determined by Committees of the Board of Directors or by the Board of Directors.  The options will expire after 10 years or 5 years if the option holder owns at least 10% of the common stock of the Company.  The exercise price of a non-qualified option must be at least 85% of the market price on the date of issue.  The exercise price of a qualified option must be at least equal to the market price or 110% of the market price on the date of issue if the option holder owns at least 10% of the common stock of the Company.  During October, 2007, the Board of Directors authorized the granting of options to purchase 2,000,000 shares of common stock at $1.00 per share. The fair value of each option granted is estimated on the date granted using the  Black-Scholes  option  pricing  model  with  the  following weighted-average assumptions; risk-free interest rates of 4.4%, expected dividend yields of zero, expected  life  of 10 years, and  expected volatility of 150%. The options vested immediately and were valued in total at $2,369,447.

Private Placement of Common Stock – On October 31, 2007, the Board of Directors authorized the issuance in a private placement of $1,350,000 of the Company’s common stock.

EN2GO INTERNATIONAL, INC AND SUBSIDIARY

(Formerly Medusa Style Corporation)

[A Development Stage Company]

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

For the
Three Months
Ended
November 30,
2007

Net Income (Loss) available to common
shareholders (numerator)	$(2,677,568)

Weighted average number of common shares
outstanding during the period used in net
income (loss) per share (denominator)	49,800,000

Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

Item 2. Management's Discussion and Analysis or Plan of Operation

Overview

En2Go International, Inc., a Nevada corporation, is a start-up company that plans to become a full service entertainment and technology company that will create and develop a variety of media and entertainment related programs and applications including, cutting edge media delivery software, Internet video applications and high-end, innovative desk top applications.  We believe the future of the entertainment and media industry will incorporate a combination of Internet, entertainment and communications, which we refer to as “En2go!” or “Entertainment To Go” and we plan to take part in this development by pursuing opportunities in telecommunications as both a development partner to today’s leading carriers and as an entertainment solutions provider to major entertainment companies.  Our operations are conducted through our wholly owned subsidiary, En2Go, Inc., a Nevada corporation (“En2Go Nevada”).  Unless other indicated, En2Go International, Inc. and En2Go Nevada are referred to collectively in this report as “we,”  “us,” the “Issuer” or the “Company.”

Our business is subject to several significant risks, any of which could materially adversely affect our business, our operating results, our financial condition and the actual outcome of matters as to which we make forward-looking statements, including the risk factors described in our annual report on Form 10-KSB for our fiscal year ended August 31, 2007.

On July 17, 2007, the Issuer, then named Medusa Style Corp., completed an exchange agreement with En2Go Nevada pursuant to which the Issuer issued 27,800,000 shares of its common stock to the shareholders of En2Go Nevada in exchange for all the issued and outstanding common stock of En2Go Nevada and En2Go Nevada became a wholly owned subsidiary of the Issuer.  The acquisition was accounted for as a recapitalization of En2Go Nevada in a manner similar to a reverse purchase as the former shareholders of En2Go Nevada controlled the combined company after the acquisition.  Following the acquisition and the transfer of an additional 10,750,000 shares from the shareholders of the Issuer to the former shareholders of En2Go Nevada, the former shareholders of En2Go Nevada controlled approximately 77% of the total outstanding stock of the Issuer.  There was no adjustment to the carrying values of the assets or the liabilities of the Issuer or En2Go Nevada as a result of the recapitalization.  The Issuer’s financial statements include the operations of the Issuer only from the date of the recapitalization and include the operations of En2Go Nevada from its inception on January 31, 2007.

Forward Stock Split

On April 10, 2007, we completed a forward stock split by issuing two new shares of our common stock for every one share previously issued.  All share figures in this report have been adjusted to give effect to such stock split.

Liquidity and Capital Resources

We currently have very limited liquidity and our capital resources as of November 30, 2007 consisted primarily of cash in the amount of $245,722 and the framework of code, utilities, applets and applications developed by the En2go team to various levels of completion.  At November 30, 2007, we had total current liabilities of $173,103 consisting of accounts payable of $448, accrued expenses of $22,655 and notes payable of $150,000.  The notes payable are due on demand and have an outstanding principal balance of $150,000.  The notes accrue interest at 10% per annum and had accrued interest payable of $17,462 as of November 30, 2007.  Our current assets minus our current liabilities was $72,619 as of November 30, 2007 and, as discussed below, due to our limited resources, our lack of revenues and our ongoing costs of operation, we are dependent on our receipt of additional capital in order to continue our operations.

Our future capital requirements depend on numerous factors, including but not limited to: revenue generated from operations and market acceptance of our products and services; resources needed for the development of our products and services; and resources needed for sales, marketing and other operating activities. We do not believe our existing capital resources will enable us to maintain our current and planned operations and we are dependent on our receipt of additional capital in order to continue our operations and continue to implement our business plan.  Future required capital, may not be available on acceptable terms or at all.  If adequate funds are not available, we may be required to curtail significantly or defer one or more of our operating goals or programs, or take other steps that could harm our business or future operating results. We will continue to consider future financing alternatives, which may include the incurrence of debt, additional public or private equity offerings or an equity investment by a strategic partner.

Cash Sources and Uses

In the fourth quarter of our 2007 fiscal year, in connection with our acquisition of En2go Nevada, we received $1.0 million from the sale of common stock to further our business objectives.

We also plan to raise additional capital to support the additional contracts and initiatives that we will be pursuing.  However, no assurances can be given that any such capital will be available on terms acceptable to us or at all.

Financing Activities

The $1.0 million equity infusion described above has been our main source of capital.  It is our desire to establish lines of credit as we meet our business objectives and we will pursue other possibly needed financing as the business requires.  However, no assurances can be given that credit lines or other types of financing will be available to us on acceptable terms, or at all.

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

Results of Operations

For our first fiscal quarter ended November 30, 2007, we generated no revenues and booked no income.  During the first three months of our fiscal year we incurred expenses of $ 2,677,568, consisting of: non-cash compensation of $2,369,447; salaries and wages of $186,288; interest expense of $ 3,740 and general and administrative expenses of $ 118,093.  As a result, our net loss for our fiscal quarter ending November 30 2007 was $2,677,568.  The non-cash compensation expense resulted from our grant of stock options during the quarter to two of our directors entitling them to purchase an aggregate of 2,000,000 shares of our common stock at an exercise price of $1.00 per share.  The fair value of the options was estimated using the Black-Scholes option pricing model and the options were valued at $2,369,447.

There is no comparable data from the corresponding period of the prior year because En2go Nevada was not incorporated until January 31, 2007.

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

Item 3.  Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of November 30, 2007, the end of the period covered by this quarterly report, we have carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our management, including our president and chief financial officer.  Based upon that evaluation, our president and chief financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.  There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Part II—OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, its properties are not the subject of any such proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5. Other Information

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On January 13, 2008, the Company’s board of directors elected Steve Wozniak as a director of the Company and the size of the Company’s board of directors was increased from three to four.

In addition to his duties as a director, Mr. Wozniak agreed to advise the Company on its strategic direction, including evaluating product, marketing and financing opportunities and providing input on management performance and the selection of new talent for the Company.  As compensation for such services, the Company agreed to issue Mr. Wozniak 1,000,000 restricted shares of the Company’s common stock.  There are no other relationships or related transactions between Mr. Wozniak and the Company that would be required to be reported under Section 404(a) of Regulation S-K.

Mr. Wozniak, “Woz,” is a Silicon Valley icon and philanthropist, best known for shaping the personal computer industry by inventing the first personal computer, and co-founding Apple Computer in 1976 with Apple Inc.’s Steve Jobs.  After co-founding Apple Computer, Mr. Wozniak introduced the Apple II personal computer, featuring a central processing unit, a keyboard, color graphics and a floppy disk drive.  For his achievements at Apple Computer, Mr. Wozniak was awarded the national Medal of Technology by the President of the United States in 1985.  In 2000, Mr. Wozniak was inducted into the Inventors Hall of Fame and was awarded the prestigious Heinz Award for Technology.  Since leaving Apple in 1985, Mr. Wozniak has been involved in various business and philanthropic ventures, focusing primarily on computer capabilities in schools and stressing hands-on learning and encouraging creativity for students.  He founded the Electronic Frontier Foundation and was a founding sponsor of the Tech Museum, Silicon Valley Ballet and the Children’s Discovery Museum of San Jose, California.  He is currently Executive Vice President, Chief Technology Officer and Chief Visionary Officer for Jazz Technologies Inc., a producer of analog and mixed-signal semiconductor devices using specialty process technologies, including silicon germamium processes.  Mr. Wozniak is a published author with the release of his autobiography, “iWoz: From Computer Geek to Cult Icon,” in September 2006 by Norton Publishing.

Item 6. Exhibits

The following documents are included as exhibits to this report:

Exhibit	SEC Ref
No.	No.	Title of Document	Location
31.1	31	Section 302 Certification of Principal Executive and Principal Financial Officer	This Filing

32.1	32	Section 1350 Certification of Principal Executive and Principal Financial Officer	This Filing

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

En2Go International, Inc.

Date:  January 16, 2008

By:  /s/ Paul E. Fishkin

Paul E. Fishkin, President, Chief Executive

Officer and Chief Financial Officer

(Principal Executive and

Accounting Officer)