Form 10QSB
period 2008-02-29
EN2GO INTERNATIONAL INC
filed 2008-04-18
CIK 1200528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-QSB

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended FEBRUARY 29, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  As of February 29, 2008, the issuer had outstanding 51,150,000 shares of common stock, par value $0.00001.

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

Part I--Financial Information

Item 1. Financial Statements

En2Go International, Inc. (the “Company” or the “Issuer”), files herewith its unaudited consolidated condensed balance sheet as of February 29, 2008, the related unaudited consolidated condensed statements of operations for the three and six month periods ended February 29, 2008, the period from inception on January 31, 2007 through February 28, 2007 and through February 29, 2008, the unaudited consolidated condensed statement of stockholders’ equity for the period from inception on January 31, 2007 through February 29, 2008, and the related unaudited consolidated condensed statements of cash flows for the six month period ended February 29, 2008 and for the period from inception on January 31, 2007 through February 28, 2007 and through February 29, 2008.  The accompanying financial statements do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with generally accepted accounting principles.  In the opinion of the Company’s management, the accompanying financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Company for the interim periods presented.  The financial statements included in this report on Form 10-QSB should be read in conjunction with the Company’s audited financial statements and the notes thereto included in its annual report on Form 10-KSB for the year ended August 31, 2007.  Operating results for the quarter ended February 29, 2008 are not necessarily indicative of the results that may be expected for the year ending August 31, 2008.

EN2GO INTERNATIONAL, INC AND SUBSIDIARY

(Formerly Medusa Style Corporation)

[A Development Stage Company]

 UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2008

EN2GO INTERNATIONAL, INC AND SUBSIDIARY

(Formerly Medusa Style Corporation)

[A Development Stage Company]

CONTENTS

		PAGE

—	Unaudited Consolidated Balance Sheet, February 29, 2008	5

—	Unaudited Consolidated Statements of Operations, for the
	Three and six months ended February 29, 2008, the period
	From inception on January 31, 2007 through February 28,
	2007 and through February 29, 2008	6

—	Unaudited Consolidated Statement of Stockholders’ Equity,
	for the period from inception on January 31, 2007
	through February 29, 2008	7

—	Unaudited Consolidated Statements of Cash Flows, for the
	six months ended February 29, 2008, for the period from
	inception on January 31, 2007 through February 28, 2007
	and February 29, 2008	8

—	Notes to Unaudited Consolidated Financial Statements	9

EN2GO INTERNATIONAL, INC AND SUBSIDIARY

(Formerly Medusa Style Corporation)

[A Development Stage Company]

UNAUDITED CONSOLIDATED BALANCE SHEET

ASSETS	February 29,
2008

CURRENT ASSETS:
Cash	$999,266

Total Current Assets	999,266

PROPERTY AND EQUIPMENT, net	14,799

Total Assets	$1,014,065

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$30,449
Accrued expense	8,654
Notes payable	-

Total Current Liabilities	41,503

Total Liabilities	41,503

STOCKHOLDERS' EQUITY:
Common stock, $.00001 par value,
100,000,000 shares authorized,
51,150,000 shares issued and
outstanding	511
Capital in excess of par value	5,808,536
Deficit accumulated during the
development stage	(4,836,485)

Total Stockholders' Equity	972,562

Total Liabilities and Stockholders’ Equity	$1,014,065

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 EN2GO INTERNATIONAL, INC AND SUBSIDIARY

(Formerly Medusa Style Corporation)

[A Development Stage Company]

UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three Months Ended February 29,	From Inception On January 31, 2007 Through February 28,	For the Six Months Ended February 29,	From Inception On January 31, 2007 Through February 28,
	2008	2007	2008	2008

REVENUE	$-	$-	$-	$-

COST OF GOODS SOLD	-	-	-	-

GROSS PROFIT (LOSS)	-	-	-	-

EXPENSES:
Non-cash compensation	1,146,000	-	3,515,447	3,515,447
Salaries, wages and consulting	278,162	73,182	464,450	795,607
General and administrative	149,558	5,553	267,651	525,431

Total Expenses	1,573,720	78,735	4,247,548	4,836,485

LOSS BEFORE OTHER
INCOME (EXPENSE)	(1,573,720)	(78,735)	(4,247,548)	(4,836,485)

OTHER INCOME (EXPENSE):
Interest expense	(2,708)	-	(6,448)	(20,170)
Forgiveness of debt	20,170	-	20,170	20,170

Total Other Income (Expense)	17,462	-	13,722	-

NET (LOSS) BEFORE
INCOME TAXES	(1,556,258)	(78,735)	(4,233,826)	(4,836,485)

CURRENT TAX EXPENSE	-	-	-	-

DEFERRED TAX EXPENSE	-	-	-	-

NET INCOME (LOSS)	$(1,556,258)	$(78,735)	$(4,233,826)	$(4,836,485)

NET INCOME (LOSS)
PER COMMON SHARE	$(.03)	$(.00)	$(.08)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 EN2GO INTERNATIONAL, INC AND SUBSIDIARY

(Formerly Medusa Style Corporation)

[A Development Stage Company]

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FROM INCEPTION ON JANUARY 31, 2007 THROUGH FEBRUARY 29, 2008

				Deficit
				Accumulated
			Capital in	During the
	Common Stock		Excess of	Development
	Shares	Amount	Par Value	Stage

BALANCE, January 31, 2007 (Inception)	-	$-	$-	$-

Issuance of common stock upon organization	27,800,000	278	(278)	-

Recapitalization in a manner similar to a
reverse acquisition, July 16, 2007	21,000,000	210	(210)	-

Common stock issued for $1.00 per
share on July 16, 2007	1,000,000	10	999,990	-

Net loss for the year ended August 31, 2007	-	-	-	(602,659)

BALANCE, August 31, 2007	49,800,000	498	999,502	(602,659)

Issuance of options for services to
purchase 2,000,000 shares of common
stock, October 30, 2007	-	-	2,369,447	-

Issuance of common stock for 1.00 per share
net of offering costs of approximately
$56,400 on January 22, 2008	1,350,000	13	1,293,587	-

Issuance of options for consulting services to
purchase 1,000,000 shares of common
stock, January 23, 2007	-	-	1,146,000	-

Net loss for the period ended
February 29, 2008	-	-	-	(4,233,826)

BALANCE, February 29, 2008	51,150,000	$511	$5,808,536	$(4,836,485)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 EN2GO INTERNATIONAL, INC AND SUBSIDIARY

(Formerly Medusa Style Corporation)

[A Development Stage Company]

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

		From Inception	From Inception
	For the Six Months	On January 31, 2007	On January 31, 2007
	Ended	Through	Through
	February 29,	February 28,	February 29,
	2008	2007	2008
Cash Flows from Operating Activities:
Net loss	$(4,233,826)	$(78,735)	$(4,836,485)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Forgiveness of debt	(20,170)	-	(20,170)
Depreciation expense	2,744	-	6,821
Common Stock issued for services	3,515,447	-	3,515,447
Changes in assets and liabilities:
(Increase) decrease in prepaid expense	9,500	-	-
Increase (decrease) in accounts payable	27,954	-	32,849
Increase (decrease) in accrued expense	12,331	-	28,824

Net Cash Provided (Used) by Operating Activities	(686,020)	(78,735)	(1,272,714)

Cash Flows from Investing Activities:
Purchase of property and equipment	(14,314)	-	(21,620)

Net Cash (Used) by Investing Activities	(14,314)	-	(21,620)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	1,350,000	-	2,350,000
Stock offering costs	(56,400)	-	(56,400)
Proceeds from issuance of notes payable	-	200,000	350,000
Repayment of notes payable	(150,000)	-	(350,000)

Net Cash Provided by Financing Activities	1,143,600	200,000	2,293,600

Net Increase (Decrease) in Cash	443,266	121,265	999,266

Cash at Beginning of Period	556,000	-	-

Cash at End of Period	$999,266	$121,265	$999,266

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:

For the period from Inception on January 31, 2007 through February 29, 2008:

▪

In July 2007, the Company issued 27,800,000 shares of common stock in connection with a stock for stock acquisition which has been accounted for in a matter similar to a reverse purchase.

▪

In October 2007, the Company issued options to purchase 2,000,000 shares of common stock which were valued at $2,369,447 and recorded as non-cash compensation.

▪

In January 2008, the Company issued warrants to purchase 1,000,000 shares of common stock which were valued at $1,146,000 and recorded as non-cash compensation.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

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

Interim Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at February 29, 2008 and February 28, 2007 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s August 31, 2007 audited financial statements.  The results of operations for the periods ended February 29, 2008 and February 28, 2007 are not necessarily indicative of the operating results for the full year.

Prior year comparative financial statements for the three and six month periods ended February 28, 2007 are not presented as the Company was only recently incorporated on January 31, 2007. Accordingly, financial statements for the period from inception on January 31, 2007 through February 28, 2007 have been presented.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and Equipment consist of the following at February 29, 2008:

Computer Equipment	$21,620
Accumulated Depreciation	(6,821)

Total Property and Equipment (net)	$14,799

Depreciation expense amounted to $2,744 and $0 for the periods ended February 29, 2008 and February 28, 2007, respectively.

EN2GO INTERNATIONAL, INC AND SUBSIDIARY

(Formerly Medusa Style Corporation)

[A Development Stage Company]

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – NOTES PAYABLE

February 29,
2008
The Company issued note payables of $350,000 to an individual during 2007. The notes accrue interest at 10% per annum, are due on demand and have accrued interest payable of $0 at February 29, 2008. The Company repaid $200,000 of the notes during 2007 and the balance of $150,000 in 2008 and accrued interest of $20,170 was forgiven and recognized as other income.	$-

Interest expense for the periods ended February 29, 2008 and February 28, 2007 was $6,448 and $0, respectively.

NOTE 4 - COMMON STOCK

Common Stock – The Company has authorized 100,000,000 shares of common stock with a par value of $.00001.  At February 29, 2008, the Company had 51,150,000 shares of common stock issued and outstanding.

Warrants – During January 2008 the Company issued 1,000,000 warrants valued at $1,146,000, or approximately $1.146 per warrant, to purchase stock for consulting services.  The fair value of each warrant granted is estimated on the date granted using the  Black-Scholes  option  pricing  model  with  the  following weighted-average assumptions; risk-free interest rates of 2.81%, expected dividend yields of zero, expected  life  of 5 years, and  expected volatility of 173%.

Private Placement of Common Stock – On October 31, 2007 the Board of Directors approved the issuance of a private placement memorandum for 1,350,000 shares of common stock at $1.00 per share.  On January 22, 2008, we completed a private placement of 1,350,000 shares of our common stock at a purchase price of $1.00 per share to persons who were not “U.S. Persons” within the meaning of Regulation S (“Regulation S”) promulgated under the Securities Act of 1933, as amended (the “Securities Act”).  Also, stock offering costs of $56,400 have been recorded against capital in excess of par value.

EN2GO INTERNATIONAL, INC AND SUBSIDIARY

(Formerly Medusa Style Corporation)

[A Development Stage Company]

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - COMMON STOCK [Continued]

2007 Stock Plan – During October, 2007 the Board of Directors of the Company adopted and approved the 2007 Stock Plan (“the Plan”).  The Plan provides both for the direct award or sale of shares and for the granting of options to purchase shares.  Options granted under the plan may include qualified and non-qualified stock options.  The aggregate number of shares that may be issued under the plan shall not exceed 7,500,000 shares of common stock, and are issuable to directors, officers, and employees of the Company.  Awards under the plan will be granted as determined by Committees of the Board of Directors or by the Board of Directors.  The options will expire after 10 years or 5 years if the option holder owns at least 10% of the common stock of the Company.  The exercise price of a non-qualified option must be at least 85% of the market price on the date of issue.  The exercise price of a qualified option must be at least equal to the market price or 110% of the market price on the date of issue if the option holder owns at least 10% of the common stock of the Company.  During October, 2007, the Board of Directors authorized the granting of options to purchase 2,000,000 shares of common stock at $1.00 per share.  The fair value of each option granted is estimated on the date granted using the  Black-Scholes  option  pricing  model  with  the  following weighted-average assumptions; risk-free interest rates of 4.4%, expected dividend yields of zero, expected  life  of 10 years, and  expected volatility of 150%. The options vested immediately and were valued in total at $2,369,447.

NOTE 5 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

		From Inception
	For the Three	On January 31,	For the Six
	Months Ended	2007 Through	Months Ended
	February 29,	February 28,	February 29,
	2008	2007	2008
Income (loss) available to
common shareholders
(numerator)	$(1,556,258)	$(78,735)	$(4,233,826)

Weighted average number of
common shares outstanding
used in loss per share for the
period (denominator)	50,363,736	-	50,081,868

Dilutive loss per share was not presented; as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

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

Liquidity and Capital Resources

We currently have very limited liquidity and our capital resources as of February 29, 2008 consisted primarily of cash in the amount of $999,266 and the framework of code, utilities, applets and applications developed by the En2go team to various levels of completion.  At February 29, 2008, we had total current liabilities of $41,503 consisting of accounts payable of $32,849 and accrued expenses of $8,654.  Our current assets minus our current liabilities was $957,763 as of February 29, 2008 and, as discussed below, due to our limited resources, our lack of revenues and our ongoing costs of operation, we are dependent on our receipt of additional capital in order to continue our operations.

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

On January 22, 2008, we completed a private placement of 1,350,000 shares of our common stock at a purchase price of $1.00 per share to persons who were not “U.S. Persons” within the meaning of Regulation S (“Regulation S”) promulgated under the Securities Act of 1933, as amended (the “Securities Act”).  We received net proceeds from the placement of approximately$1,293,600 after deducting $56,400 in placement fees owing to registered investment dealers in Canada.

During the second quarter of 2008, we used $150,000 of the private placement proceeds to pay the remaining balance of our notes payable.  The holder of the notes accepted the $150,000 payment in full satisfaction of the notes and waived the payment of $20,170 in accrued and unpaid interest thereon.  We had issued the notes payable to an individual during 2007 in the aggregate principal amount of $350,000.  We repaid $200,000 of the notes during 2007and repaid the remaining $150,000 in February, 2008.

We plan to raise additional capital to support the additional contracts and initiatives that we will be pursuing.  However, no assurances can be given that any such capital will be available on terms acceptable to us or at all.

Financing Activities

The $1.0 million and $1.35 million equity infusions described above have been our main source of capital.  It is our desire to establish lines of credit as we meet our business objectives and we will pursue other possibly needed financing as the business requires.  However, no assurances can be given that credit lines or other types of financing will be available to us on acceptable terms, or at all.

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

Aside from En2ools framework, our uniqueness stems from our extraordinary development team led by experienced management who have previously attracted world-class leaders in technology, music, entertainment, and communications.  These individuals are facilitating our growth and allowing us to establish the Company as an innovative leader of entertainment and technology convergence on desktops.

Looking forward, we plan to participate in future projects and pursue targeted opportunities for partnership, joint venture and other forms of investment. Our plan involves licensing original content and services for other entertainment projects and continuing to develop unique solutions and technologies.

Results of Operations

We were only recently incorporated on January 31, 2007.  As a result, the second fiscal quarter of 2007 consisted of only one month of operations, February, while the second fiscal quarter of 2008 consisted of a full three months of operations.  This makes it difficult to compare the two periods. Similarly, the first six months of our 2008 fiscal year cannot be compared to a corresponding period in 2007 because at February 28, 2007, we had only be in existence for one month.

For the three month period ended February 29, 2008 and for the period from inception on January 31, 2007 through February 28, 2007, we generated no revenues and booked no income.  During the three month period ended February 29, 2008, we incurred expenses of $1,573,720, consisting of: non-cash compensation of $1,146,000; salaries, wages and consulting fees of $278,162; and general and administrative expenses of $149,558.  During this period, we also incurred interest expense of $2,708 and recognized other income of $20,170 resulting from the forgiveness of accrued and unpaid interest on our notes payable to an individual.  This compares with expenses of $78,735 incurred during period from inception on January 31, 2007 through February 28, 2007, consisting of: salaries, wages and consulting fees of $73,182 and general and administrative expenses of $5,553.  As a result, our net loss for the three month period ended February 29, 2008 was $1,556,258 as compared to a net loss of $78,735 for the period from inception on January 31, 2007 through February 28, 2007.  The non-cash compensation expense for the three month period ended February 29, 2008 resulted from our issuance of a total of 1,000,000 non-transferable common stock purchase warrants to two consultants in January 2008 as partial payment for services under their respective consulting agreements.  The warrants are exercisable at a price of $1.00 per share, have a term of five years and are entitled to “piggy-back” registration rights.  The fair value of the warrants was estimated using the Black-Scholes option pricing model and the warrants were valued at $1,146,000.

For the six month period ended February 29, 2008, we generated no revenues and booked no income.  During the first six months of our 2008 fiscal year we incurred expenses of $4,247,548, consisting of: non-cash compensation of $3,515,447; salaries, wages and consulting fees of $464,450; and general and administrative expenses of $267,651.  During this period, we also incurred interest expense of $6,448 and recognized other income of $20,170 resulting from the forgiveness of accrued and unpaid interest on our notes payable to an individual.  As a result, our net loss for the six month period ended February 29, 2008 was $4,233,826.  The non-cash compensation expense resulted from our grant of stock options during October 2007 to two of our directors and the issuance of warrants during January 2008 to two consultants as described above.  The options granted to our directors entitle them to purchase an aggregate of 2,000,000 shares of our common stock at an exercise price of $1.00 per share.  The fair value of the options was estimated using the Black-Scholes option pricing model and the options were valued at $2,369,447.  As mentioned above, we are not including comparable data for the six month period ended February 28, 2007 because En2go Nevada was not incorporated until January 31, 2007.

In January 2008, we appointed Steve Wozniak as a member of our board of directors and agreed to issue him 1,000,000 shares of our common stock.  As of the date hereof, the board of directors has not adopted resolutions with regard to the issuance of such shares and such shares have not been issued.  The issuance of such shares will result in additional non-cash compensation expense to the Company.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115”. FASB No.159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. In addition, it is similar to a measurement choice permitted in International Financial Reporting Standards. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. This Statement does not establish requirements for recognizing and measuring dividend income, interest income, or interest expense. This Statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in FASB Statements No. 157, Fair Value Measurements, and No. 107, Disclosures about Fair Value of Financial Instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are evaluating the impact of SFAS No. 159 on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51”. FASB No.160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of FASB Statement No. 141 (revised 2007), Business Combinations. Appendix A includes the amendments to ARB 51. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R). We are evaluating the impact of SFAS No. 160 on our financial position and results of operations.

In March 2008, the FASB Issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, performance, and cash flows.  SFAS 161 applies to all derivative instruments within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”).  It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS 133. This Statement is effective prospectively for fiscal year and interim periods that begin after November 15, 2008. We are evaluating the impact of SFAS No. 157 on our financial position and results of operations.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Item 3.  Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of February 29, 2008, the end of the period covered by this quarterly report, we have carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our management, including our president and chief financial officer.  Based upon that evaluation, our president and chief financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.  There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As reported in our current report on Form 8-K filed January 28, 2008, on January 22, 2008, we completed a private placement of 1,350,000 shares of our common stock at a purchase price of $1.00 per share to persons who were not “U.S. Persons” within the meaning of Regulation S (“Regulation S”) promulgated under the Securities Act of 1933, as amended (the “Securities Act”).  The Company received gross proceeds from the placement of $1,350,000 and net proceeds of approximately $1,293,600 after deducting $56,400 in placement fees paid to registered investment dealers in Canada. The foregoing sales of common stock were made in reliance on the exemption from registration provided by Regulation S. Each of the purchasers signed a subscription agreement containing the representations required by Regulation S  and the certificates for the shares will be stamped with restricted stock legends indicating the shares have not been registered under the Securities Act, have been issued in reliance on the exemption from registration provided by Regulation S, and may not be reoffered or sold except in accordance with the provisions of Regulation S, pursuant to registration under the Securities Act or an available exemption from registration under the Securities Act.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 6.

Exhibits

The following documents are included as exhibits to this report:

Exhibit No.	SEC Ref. No.	Title of Document	Location
10.1	10	Agreement for Satisfaction and Forgiveness of Debt	This Filing
		dated as of February 5, 2008
31.1	31	Section 302 Certification of Principal Executive	This Filing
		and Principal Financial Officer
32.1	32	Section 1350 Certification of Principal Executive	This Filing
		and Principal Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

En2Go International, Inc.

Date: April 18, 2008	By /s/ Paul E. Fishkin
Paul E. Fishkin, President, Chief Executive
Officer and Chief Financial Officer
(Principal Executive and
Accounting Officer)