Form 10QSB
period 2008-05-31
EN2GO INTERNATIONAL INC
filed 2008-07-14
CIK 1200528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-QSB

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MAY 31, 2008

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 5(d) OF THE EXCHANGE ACT

For the transition period from _______________  to  ______________

Commission file number 000-50480

EN2GO INTERNATIONAL, INC.

(Exact name of small business issuer as specified in charter)

NEVADA	98-0389557
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2921 West Olive Avenue, Burbank, California 91505

(Address of Principal Executive Offices)

(818) 433-7191

(Issuer's Telephone Number)

4128 Colfax Avenue, Studio City, California 91604

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  As of June 30, 2008, the issuer had outstanding 51,150,000 shares of common stock, par value $0.00001.

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

Part I--Financial Information

Item 1. Financial Statements

En2Go International, Inc. (the “Company” or the “Issuer”), files herewith its unaudited consolidated balance sheet as of May 31, 2008, the related unaudited consolidated statements of operations for the three months ended May 31, 2008 and 2007, the nine months ended May 31, 2008, the period from inception on January 31, 2007 through May 31, 2007 and the period from inception on January 31, 2007 through May 31, 2008, the unaudited consolidated statement of stockholders’ equity for the period from inception on January 31, 2007 through May 31, 2008, and the related unaudited consolidated statements of cash flow for the nine months ended May 31, 2008 and for the period from inception on January 31, 2007 through May 31, 2007 and May 31, 2008. The accompanying financial statements do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company’s management, the accompanying financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Company for the interim periods presented. The financial statements included in this report on Form 10-QSB should be read in conjunction with the Company’s audited financial statements and the notes thereto included in its annual report on Form 10-KSB for the year ended August 31, 2007. Operating results for the quarter ended May 31, 2008 are not necessarily indicative of the results that may be expected for the year ending August 31, 2008.

EN2GO INTERNATIONAL, INC. AND SUBSIDIARY

(Formerly Medusa Style Corporation)

[A Development Stage Company]

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2008

EN2GO INTERNATIONAL, INC. AND SUBSIDIARY

(Formerly Medusa Style Corporation)

[A Development Stage Company]

CONTENTS

PAGE

—

Unaudited Consolidated Balance Sheet, May 31, 2008

5

—

Unaudited Consolidated Statements of Operations, for

the three months ended May 31, 2008 and 2007, the

nine months ended May 31, 2008, the period from

Inception on January 31, 2007 through May 31, 2007

and the period from inception on January 31, 2007

through May 31, 2008

6

—

Unaudited Consolidated Statements of Stockholders’

Equity, for the period from inception on January 31,

2007 through May 31, 2008

7

—

Unaudited Consolidated Statements of Cash Flows, for

the nine months ended May 31, 2008, for the period

from inception on January 31, 2007 through May 31,

2007 and May 31, 2008

8

—

Notes to Unaudited Consolidated Financial Statements

9

EN2GO INTERNATIONAL, INC. AND SUBSIDIARY

(Formerly Medusa Style Corporation)

[A Development Stage Company]

UNAUDITED CONSOLIDATED BALANCE SHEET

ASSETS

May 31,
2008

CURRENT ASSETS:
Cash	$264,915

Total Current Assets	264,915

PROPERTY AND EQUIPMENT, net	116,886
OTHER ASSETS	20,336

Total Assets	$402,137

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$90,449
Accrued expense	12,115

Total Current Liabilities	102,564

Total Liabilities	102,564

STOCKHOLDERS' EQUITY:
Common stock, $.00001 par value,
100,000,000 shares authorized,
51,150,000 shares issued and
outstanding	511
Capital in excess of par value	5,773,536
Deficit accumulated during the
development stage	(5,474,474)

Total Stockholders' Equity	299,573

Total Liabilities and Stockholders’ Equity	$402,137

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EN2GO INTERNATIONAL, INC. AND SUBSIDIARY

(Formerly Medusa Style Corporation)

[A Development Stage Company]

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

			For the	From Inception	From Inception
	For the three		nine months	on Jan. 31,	January 31,
	months ended		ended on	2007 thru	2007 Through
	May 31,		May 31,	May 31,	May 31,
	2008	2007	2008	2007	2008

REVENUE	$-	$-	$-	$-	$-

COST OF GOODS SOLD	-	-	-	-	-

GROSS PROFIT (LOSS)	-	-	-	-	-

EXPENSES:
Non-cash compensation	-	-	3,515,447	-	3,515,447
Salaries, wages and consulting	363,164	114,316	827,614	187,498	1,158,771
General and administrative	274,825	21,225	542,476	26,778	800,256

Total expenses	637,989	135,541	4,885,537	214,276	5,474,474

LOSS BEFORE OTHER INCOME
(EXPENSE)	(637,989)	(135,541)	(4,885,537)	(214,276)	(5,474,474)

OTHER INCOME (EXPENSE):
Interest expense	-	(2,986)	(6,448)	(2,986)	(20,170)
Forgiveness of debt	-	-	20,170	-	20,170

Total other income (expense)	-	(2,986)	13,722	(2,986)	-

NET LOSS BEFORE
INCOME TAXES	(637,989)	(138,527)	(4,871,815)	(217,262)	(5,474,474)

CURRENT TAX EXPENSE	-	-	-	-	-

DEFERRED TAX EXPENSE	-	-	-	-	-

NET LOSS	$(637,989)	$(138,527)	$(4,871,815)	$(217,262)	$(5,474,474)

NET INCOME (LOSS)
PER COMMON SHARE:	$(.01)	$(.00)	$(.10)	$(.00)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EN2GO INTERNATIONAL, INC. AND SUBSIDIARY

(Formerly Medusa Style Corporation)

[A Development Stage Company]

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FROM INCEPTION ON JANUARY 31, 2007 THROUGH MAY 31, 2008

				Deficit
				Accumulated
	Common Stock		Capital In	During the
			Excess of	Development
	Shares	Amount	Par Value	Stage

BALANCE, January 31, 2007 (Inception)	-	$-	$-	$-

Issuance of common stock upon organization	27,800,000	278	(278)	-

Recapitalization in a manner similar to a
reverse acquisition, July 16, 2007	21,000,000	210	(210)	-

Common stock issued for $1.00 per
share on July 16, 2007	1,000,000	10	999,990	-

Net loss for the year ended August 31, 2007		-	-	(602,659)

BALANCE, August 31, 2007	49,800,000	498	999,502	(602,659)

Issuance of options for services to
purchase 2,000,000 shares of common
stock, November 30, 2007	-	-	2,369,447	-

Issuance of common stock for 1.00 per share
net of offering costs of approximately $91,400
on January 22, 2008	1,350,000	13	1,258,587	-

Issuance of options for consulting services to
purchase 1,000,000 shares of common
stock, January 23, 2008	-	-	1,146,000	-

Net loss for the period ended
May 31, 2008	-	-	-	(4,871,815)

BALANCE, May 31, 2008	51,150,000	$511	$5,773,536	$(5,474,474)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EN2GO INTERNATIONAL, INC. AND SUBSIDIARY

(Formerly Medusa Style Corporation)

[A Development Stage Company]

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the	From Inception	From Inception
	nine months	On January 31,	On January 31,
	ended	2007 Through	2007 Through
	May 31,	May 31,	May 31,
	2008	2007	2008
Cash Flows from Operating Activities:
Net loss	$(4,871,815)	$(217,262)	$(5,474,474)
Adjustments to reconcile net loss to net cash provided
(used) by operating activities:
Forgiveness of debt	(20,170)	-	(20,170)
Depreciation expense	10,657	-	14,734
Common Stock issued for services	3,515,447	-	3,515,447
Changes in assets and liabilities:
(Increase) decrease in prepaid expense	9,500	-	-
(Increase) decrease in other assets	(20,336)	-	(20,336)
Increase (decrease) in accounts payable	25,554	-	30,449
Increase (decrease) in accrued expense	15,792	2,986	32,285

Net Cash Provided (Used) by Operating Activities	(1,335,371)	(214,276)	(1,922,065)

Cash Flows from Investing Activities:
Purchase of property and equipment	(64,314)	(2,693)	(71,620)

Net Cash (Used) by Investing Activities	(64,314)	(2,693)	(71,620)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	1,350,000	-	2,350,000
Stock offering costs	(91,400)	-	(91,400)
Proceeds from issuance of notes payable	-	350,000	350,000
Repayment of notes payable	(150,000)	-	(350,000)

Net Cash Provided by Financing Activities	1,108,600	350,000	2,258,600

Net Increase (Decrease) in Cash	(291,085)	133,031	264,915

Cash at Beginning of Period	556,000	-	-

Cash at End of Period	$264,915	$133,031	$264,915

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:
For the period from Inception on January 31, 2007 through May 31, 2008:
▪In July 2007, the Company issued 27,800,000 shares of common stock in connection with a stock for stock acquisition which has been accounted for in a matter similar to a reverse purchase.
▪In November 2007, the Company issued options to purchase 2,000,000 shares of common stock which were valued at $2,369,447 and recorded as non-cash compensation.
▪In January 2008, the Company issued warrants to purchase 1,000,000 shares of common stock which were valued at $1,146,000 and recorded as non-cash compensation.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 EN2GO INTERNATIONAL, INC. AND SUBSIDIARY

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

Interim Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at May 31, 2008 and 2007 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s August 31, 2007 audited financial statements. The results of operations for the periods ended May 31, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

EN2GO INTERNATIONAL, INC. AND SUBSIDIARY

(Formerly Medusa Style Corporation)

[A Development Stage Company]

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – PROPERTY AND EQUIPMENT

Property and Equipment consist of the following at May 31, 2008:

Computer Equipment	$21,620
Equipment	110,000
Accumulated Depreciation	(14,733)

Total Property and Equipment (net)	$116,886

Depreciation expense amounted to $10,657 and $0 for the periods ended May 31, 2008 and 2007, respectively.

NOTE 3 – NOTES PAYABLE

May 31,
2008

The Company issued note payables of $350,000 to an individual during 2007. The notes accrue interest at 10% per annum, are due on demand and have accrued interest payable of $0 at May 31, 2008. The Company repaid $200,000 of the notes during 2007 and the balance of $150,000 in 2008 and accrued interest of $20,170 was forgiven and recognized as other income.	$-

Interest expense for the periods ended May 31, 2008 and February 28, 2007 was $6,448 and $0, respectively.

NOTE 4 - COMMON STOCK

Common Stock – The Company has authorized 100,000,000 shares of common stock with a par value of $.00001. At May 31, 2008, the Company had 51,150,000 shares of common stock issued and outstanding.

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

EN2GO INTERNATIONAL, INC. AND SUBSIDIARY

(Formerly Medusa Style Corporation)

[A Development Stage Company]

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - COMMON STOCK [Continued]

Private Placement of Common Stock – On October 31, 2007 the Board of Directors approved the issuance of a private placement memorandum for 1,350,000 shares of common stock at $1.00 per share. On January 22, 2008, we completed a private placement of 1,350,000 shares of our common stock at a purchase price of $1.00 per share to persons who were not “U.S. Persons” within the meaning of Regulation S (“Regulation S”) promulgated under the Securities Act of 1933, as amended (the “Securities Act”). Also, stock offering costs of $91,400 have been recorded against capital in excess of par value.

2007 Stock Plan – During November, 2007 the Board of Directors of the Company adopted and approved the 2007 Stock Plan, which plan was subsequently amended and restated effective July 1, 2008 (“the Plan”). The Plan provides both for the direct award or sale of shares and for the granting of options to purchase shares. Options granted under the plan may include qualified and non-qualified stock options. The aggregate number of shares that may be issued under the plan shall not exceed 7,500,000 shares of common stock, and are issuable to directors, officers, employees and consultants of the Company. Awards under the Plan will be granted as determined by Committees of the Board of Directors or by the Board of Directors. The options will expire after 10 years or 5 years in the case of certain qualified options. The exercise price of a non-qualified option must be at least 100% of the market price on the date of issue. The exercise price of a qualified option must be at least equal to the market price or 110% of the market price on the date of issue if the option holder owns at least 10% of the common stock of the Company. During November, 2007, the Board of Directors authorized the granting of options to purchase 2,000,000 shares of common stock at $1.00 per share. The fair value of each option granted is estimated on the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions; risk-free interest rates of 4.4%, expected dividend yields of zero, expected life of 10 years, and expected volatility of 150%. The options vested immediately and were valued in total at $2,369,447. Options granted under the Plan are subject to the Plan being approved by the stockholders of the Company within one year from the date the Plan was adopted.

EN2GO INTERNATIONAL, INC. AND SUBSIDIARY

(Formerly Medusa Style Corporation)

[A Development Stage Company]

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	For the Three		For the Nine	From Inception on
	Months Ended		Months Ended	Jan. 31, 2007
	May 31,		May 31,	thru May 31,
	2008	2007	2008	2007

Income (loss) available to
common shareholders
(numerator)	$(637,989)	$(138,527)	$(4,871,815)	$(217,262)

Weighted average number of
common shares outstanding
used in loss per share for the
period (denominator)	51,150,000	-	50,440,511	-

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

Liquidity and Capital Resources

We currently have very limited liquidity and our capital resources as of May 31, 2008 consisted primarily of cash in the amount of $264,915, property and equipment net of depreciation in the amount of $116,886, other assets in the amount of $20,336 and the framework of code, utilities, applets and applications developed by the En2go team to various levels of completion.  At May 31, 2008, we had total current liabilities of $102,564 consisting of accounts payable of $90,449 and accrued expenses of $12,115.  Our current assets minus our current liabilities was $162,351 as of May 31, 2008 and, as discussed below, due to our limited resources, our lack of revenues and our ongoing costs of operation, we are dependent on our receipt of additional capital in order to continue our operations.

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

On January 22, 2008, we completed a private placement of 1,350,000 shares of our common stock at a purchase price of $1.00 per share to persons who were not “U.S. Persons” within the meaning of Regulation S (“Regulation S”) promulgated under the Securities Act of 1933, as amended (the “Securities Act”). We received net proceeds from the placement of approximately$1,258,600 after deducting offering costs of $91,400 including placement fees.

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

Underlying this technology is our developing code in the C++, C# and Objective-C programming languages for use with Microsoft’s Vista Operating System, Windows Mobile, other mobile devices, and Apple’s Mac OS X platform. We have successfully built prototypes of these applications using our proprietary technology.

In addition to programming, we are currently engaged in work that we believe will lead to the establishment of a technical infrastructure called “En2ools.” If we are successful in developing this infrastructure, we plan to partner with organizations using our En2ools proprietary framework.

Aside from En2ools framework, our uniqueness stems from our development team led by experienced management personnel who have previously attracted world-class leaders in technology, music, entertainment, and communications. These individuals are facilitating our business model and allowing us to establish the Company as an innovative leader of entertainment and technology convergence on desktops.

Looking forward, we plan to participate in future projects and pursue targeted opportunities for partnership, joint venture and other forms of investment. Our plan involves licensing original content, technology and services for other entertainment projects and continuing to develop unique solutions and technologies.

Results of Operations

We were only recently incorporated on January 31, 2007. As a result, the first nine months of our 2008 fiscal year cannot easily be compared to the corresponding period in 2007 because at May 31, 2007, we had only be in existence for five months.

For the three month periods ended May 31, 2008 and 2007, we generated no revenues and booked no income. During the three month period ended May 31, 2008, we incurred expenses of $637,989, consisting of salaries, wages and consulting fees of $363,164 and general and administrative expenses of $274,825. This compares with expenses of $135,541 incurred during the three months ended May 31, 2007, consisting of: salaries, wages and consulting fees of $114,316 and general and administrative expenses of $21,225. As a result, our net loss for the three month period ended May 31, 2008 was $637,989 as compared to a net loss of $138,527 for the three months ended May 31, 2007. The $248,848 increase in salaries, wages and consulting fees in 2008 as compared to 2007 is primarily due to the authorization of a $100,000 bonus to a director and employee of the Company (of which $50,000 was paid and $50,000 accrued), additional consultants engaged by the Company for product development, new business development and general administrative activities. The $253,600 increase in general and administrative expenses in 2008 over 2007 is primarily due to increased expenses related to rent, travel and general office expenses.

For the nine month period ended May 31, 2008 and for the period from inception on January 31, 2007 through May 31, 2007, we generated no revenues and booked no income.  During the first nine months of our 2008 fiscal year we incurred expenses of $4,885,537, consisting of: non-cash compensation of $3,515,447; salaries, wages and consulting fees of $827,614; and general and administrative expenses of $542,476.  During this period, we also incurred interest expense of $6,448 and recognized other income of $20,170 resulting from the forgiveness of accrued and unpaid interest on our notes payable to an individual.  As a result, our net loss for the nine month period ended May 31, 2008 was $4,871,815.  The non-cash compensation expense resulted from our grant of stock options during November 2007 to two of our directors and our issuance of a total of 1,000,000 non-transferable common stock purchase warrants to two consultants in January 2008 as partial payment for services under their respective consulting agreements.  The options granted to our directors entitle them to purchase an aggregate of 2,000,000 shares of our common stock at an exercise price of $1.00 per share.  The fair value of the options was estimated using the Black-Scholes option pricing model and the options were valued at $2,369,447.  The warrants issued to the consultants are exercisable at a price of $1.00 per share, have a term of five years and are entitled to “piggy-back” registration rights.  The fair value of the warrants was estimated using the Black-Scholes option pricing model and the warrants were valued at $1,146,000.

During the period from January 31, 2007 through May 31, 2007, we incurred expenses of $214,276, consisting of salaries, wages and consulting fees of $187,498 and general and administrative expenses of $26,778.  During this period, we also incurred interest expense of $2,986.  As a result, our net loss for the period from inception on January 31, 2007 through May 31, 2007 was $217,262.  The $640,116 increase in salaries, wages and consulting fees during the nine months ended May 31, 2008 as compared to the approximately five months ended May 31, 2007 is primarily due to the difference in length of the periods being compared and to the authorization of a $100,000 bonus to a director and employee of the Company during the third quarter of 2008 (of which $50,000 was paid and $50,000 was accrued), additional consultants engaged by the Company for product development, new business development and general administrative activities.  The $515,698 increase in general and administrative expenses during the nine months ended May 31, 2008 as compared to the approximately five months ended May 31, 2007 is primarily due to the difference in the length of the periods being compared and to increased expenses related to rent, travel and general office expenses.

In January 2008, we appointed Steve Wozniak as a member of our board of directors and management agreed to issue him 1,000,000 shares of our common stock.  As of the date hereof, the board of directors has not adopted resolutions authorizing the issuance of such shares and such shares have not been issued.  The issuance of such shares will result in additional non-cash compensation expense to the Company.

Cash Flows

Operating Activities

Net cash used by operating activities was $1,335,371 for the nine months ended May 31, 2008 which is an increase of $1,121,095 from $214,276 net cash used in operating activities during the period from inception on January 31, 2007 through May 31, 2007.  The increase is primarily due to the $4,654,553 increase in the Company’s net loss during the first nine months of 2008 as compared to the period from inception through May 31, 2007, partially offset by the following items in 2008 which did not occur during fiscal 2007: depreciation in the amount of $10,657, the $3,515,447 non-cash expense resulting from the issuance of stock options and warrants as discussed above, a decrease in prepaid expense of $9,500, and increases in accounts payable and accrued expenses of $25,554 and $12,806, respectively.

Investing Activities

Net cash used by investing activities was $64,314 during the first nine months of 2008 as compared to net cash used by investing activities of $2,693 during the period from inception through May 31, 2007.  The increase is attributable to the purchase of property and equipment during the 2008 fiscal year.

Financing Activities

Net cash provided by financing activities was $1,108,600 during the first nine months of 2008 as compared to $350,000 during the period from inception through May 31, 2007.  The difference results from the Company’s sale of common stock during the first nine months of 2008 from which it received net proceeds of approximately $1,258,600 offset by $150,000 used to repay the final portion of the notes payable that were issued during 2007. During 2007, the Company’s only financing activities were the issuance of $350,000 of notes payable.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.”  This statement replaces FASB Statement No. 141, “Business Combinations.” This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect the adoption of SFAS 160 to have a significant impact on our results of operations or financial position.

In March 2008, the FASB Issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, performance, and cash flows.  SFAS 161 applies to all derivative instruments within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”).  It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS 133. This Statement is effective prospectively for fiscal year and interim periods that begin after November 15, 2008. We are evaluating the impact of SFAS No. 157 on our financial position and results of operations.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Item 3.  Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of May 31, 2008, the end of the period covered by this quarterly report, we have carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our management, including our president and chief financial officer. Based upon that evaluation, our president and chief financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.  There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Part II—OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge; its properties are not the subject of any such proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 6.

Exhibits

The following documents are included as exhibits to this report:

Exhibit	SEC Ref.
No.	No.	Title of Document	Location

31.1	31	Section 302 Certification of Principal Executive	This Filing
		and Principal Financial Officer
32.1	32	Section 1350 Certification of Principal Executive	This Filing
		and Principal Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

En2Go International, Inc.

Date:  July 14, 2008

By  /s/ Paul E. Fishkin

Paul E. Fishkin, President, Chief Executive

Officer and Chief Financial Officer

(Principal Executive and

Accounting Officer)