Form 10-K
period 2008-08-31
EN2GO INTERNATIONAL INC
filed 2008-12-15
CIK 1200528

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2008
OR
☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

EN2GO INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0389557
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2921 W Olive Ave, Burbank, California	91505
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(818) 433-7191

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.00001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐      No   ☒

At December 15, 2008 the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $11,250,000.  At December 15, 2008, there were 52,366,000 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD-LOOKING STATEMENTS

This document and the documents incorporated by reference herein contain forward-looking statements. We have based these statements on our beliefs and assumptions, based on information currently available to us. These forward-looking statements are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed future results of operations, our total market opportunity and our business plans and objectives set forth under the sections entitled “Description of Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements are not guarantees of performance. Our future results and requirements may differ materially from those described in the forward-looking statements. Many of the factors that will determine these results and requirements are beyond our control. In addition to the risks and uncertainties discussed in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” investors should consider those discussed under “Risk Factors Which May Affect Future Results” and, among others, the following:

•	our ability to successfully implement our business strategy,

•	market acceptance of our products and product development,

•	the effect of regulation on our ability to commercialize our products,

•	the impact of competition and changes to the competitive environment on our products and services, and

•	other factors detailed from time to time in our filings with the Securities and Exchange Commission.

These forward-looking statements speak only as of the date of this report. We do not intend to update or revise any forward-looking statements to reflect changes in our business anticipated results of our operations, strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events, except as required by law.

PART I

Item 1.  Description of Business

General

En2Go International, Inc., (“En2Go” or “the Company”) , a Nevada corporation, is a start-up company located in Burbank, California that is developing and launching products that create a monetizable bridge between technology and digital entertainment.  We plan to develop a variety of media and entertainment related programs and applications including, first and foremost media delivery software, Internet video applications and high-end, innovative desktop applications.  We believe the future of the digital entertainment and media industry will incorporate a combination of Internet, entertainment and communications, which we refer to as “Entertainment to Go” or “En2go!”  We plan to take part in this advancement by pursuing opportunities in telecommunications as both a development partner with today’s leading carriers and as an entertainment solutions provider to major entertainment companies.  Our operations are conducted through our wholly owned subsidiary, En2Go, Inc., a Nevada corporation (“En2Go Nevada”).  Unless other indicated, En2Go and En2Go Nevada are referred to collectively in this report as “we,”  “us,” or the “Company.”

Our business is subject to several significant risks, any of which could materially adversely affect our business, our operating results, our financial condition and the actual outcome of matters as to which we make forward-looking statements.  (See “Business: Risk Factors.”)

Business

We are a start-up company that plans to become a full service entertainment and technology company that will create and develop a variety of media and entertainment related programs and applications including cutting edge media delivery software, Internet video applications and high-end, innovative desktop applications.

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

In addition to the unique aspects of our En2ools framework, we believe our uniqueness stems from our development team led by experienced management who have previously been able to attract world-class leaders in technology, music, entertainment, and communications.  We believe this team will facilitate our growth and establish us as an innovative leader of entertainment and technology convergence on desktops.

Looking forward, we plan to participate in future projects and pursue targeted opportunities for partnerships, joint ventures and other forms of investment. Our plan involves licensing original content and services for other entertainment projects and continuing to develop unique solutions and technologies.

Proposed Initial Products

We are currently working to complete development of the following products and applications.  Each of the below listed products are in various stages of development.  However, no assurances can be given that we will be successful in completing the development of all or any such items or that if development is completed, we will be able to manufacture and market such products on a profitable basis.

•

Desktop Video: Flyxo.   Flyxo is an application that delivers high-quality video to a user’s computer desktop.  We will provide this service in a unique manner using the latest in compression technology, H.264, combined with our proprietary media delivery system.  Flyxo is designed to enable users to watch movies, music videos and TV shows conveniently on their computer desktop, in the background with a full-screen view.  Also, the consumer will be able to continue to work on other projects on the desktop while the media plays. Our software works through a simple, on-time download and then enables users to watch the media they desire as a stream, bypassing the inconvenient need to first download the video, and then delete it afterwards to free up memory.  In addition, because Flyxo seamlessly delivers high quality images, music and games it also enables content owners to create their own channel of interactive media for global distribution.

•

Image Search and Download: eMaculate.   eMaculate is a search engine that is designed to search, download and share digital images on the Web at very high speeds.  It is also easy-to-use with a state-of-the-art user interface.  In addition, each captured image contains complete URL information, allowing the user to go straight to the source of the image.  In the typical time it takes to download, save and review a single image using existing search technologies eMaculate users can instantly download 100s of images.  The selected images can be enlarged, minimized, rotated, shared, burned to a disk, corners can be rounded and photo borders can be added.

•

Media: VideoBlox.  VideoBlox is a custom media player that is specifically designed for the entertainment industry.  It plays numerous file formats including mp4, mp3, quicktime and windows media.  It is designed to enable artists to communicate directly with their fan base.  Instead of simply sending a video, the artist will be able to use their own branded player to distribute their music videos and keep in constant contact with their fans. Another unique aspect of this media player is the ability to provide a customized look and feel to its interface.

•

Kandictionary.  Kandictionary is a downloadable personalized dictionary and translator.  It is designed for the desktop and allows users to choose from 80 different databases, including Wikipedia, Dictionary.com, Bible.com and the CIA reference manual.  The user needs only to type in a word and see it defined or displayed in a myriad of different contexts.  When the user rolls his or her cursor over different places on the user interface, the Kandictionary will perform many actions, such as streaming music from an artist that is featured on the user interface.

•

En2go Jukebox.  The En2go jukebox is a custom stand-alone media player designed to play music from social networking sites.  After downloading the media player, a user does not have to be on an artist’s page to hear the artist’s music.  A user can add favorite songs to the media player and listen to the artist’s music while doing other things or visiting other sites.  Furthermore, the user can create a custom playlist by adding songs to the player from different artists.

Regulation

We will be subject to various federal, state and local laws that govern the conduct of our business, including state and local advertising, consumer protection, credit protection, licensing, and other labor and employment regulations.  We do not anticipate that the costs of complying with such regulations will have a material effect on our business or financial condition.

Competition

The entertainment industry is extremely competitive and is dominated by several large companies with worldwide name brand recognition and substantial financial resources.  In attempting to attract users to our proposed applications and products, we will be competing with online providers of audio and video entertainment; web-based video channels; movie theaters, live theater, sporting events, and other similar businesses that compete for the general public’s entertainment dollar; and large  large software developers. There can be no assurance that other companies will not develop technologies superior to ours, that new technology will not emerge that renders our technology obsolete or that a competing company or companies will not be able to capture more market share than we are able to capture due to name recognition and the expenditure of greater amounts for marketing and advertising.

En2Go History

En2Go was incorporated under the laws of the State of Nevada on August 23, 2002 under the name Medusa Style Corporation for the purpose of distributing products to the professional salon industry through the internet.  We did not have much success in securing a major contract with product suppliers and manufacturers both large and small. As such in 2007, we reevaluated our business concept to determine its feasibility and began to explore other opportunities.

On February 5, 2007, we entered into a letter of intent with En2Go Nevada, whereby we agreed to acquire 100% of the outstanding equity securities of En2Go Nevada, a company in the entertainment technology industry.  To facilitate this shift in business focus, on April 10, 2007, we completed a forward stock split by issuing two new shares of our common stock for every one share previously issued.  All share figures in this report have been adjusted to give effect to this stock split.

On June 8, 2007, we entered into a definitive Share Exchange Agreement (the “Share Exchange Agreement”) with En2Go Nevada and its stockholders, Paul E. Fishkin, Kevin R. Griffith and Tolga F. Katas.  Pursuant to the Share Exchange Agreement, on July 16, 2007, we acquired all the issued and outstanding shares of En2Go Nevada in exchange for 27,800,000 shares of our common stock and En2Go Nevada became a wholly owned subsidiary of the Company.   In addition, concurrently with the closing of the transaction, a former principal stockholder of the Company transferred 10,750,000 shares of the Company’s common stock to the three stockholders of En2Go Nevada.  Also, as a condition to closing of the Share Exchange Agreement, we sold 1,000,000 shares of our common stock to investors in a private placement for proceeds of $1,000,000.  Following the completion of such transactions, the Company had a total of 49,800,000 shares of common stock issued and outstanding, of which 10,250,000 shares or 20.6% were held by the persons that were stockholders of the Company prior to the acquisition, 38,550,000 shares or 77.4% were held by the former stockholders of En2Go Nevada, and 1,000,000 shares or 2% were held by the purchasers in the private placement.  In connection with the closing of the transactions contemplated by the Share Exchange Agreement, Bruce Schmidt resigned from his positions as President, CEO, CFO, Secretary and Treasurer of the Company but remained as a director of the Company.  Paul E. Fishkin was appointed as the Company’s new President, CEO, CFO, Secretary, Treasurer and a director of the Company and Tolga F. Katas was appointed as a director.

On July 29, 2008 Galileo Partners, LLC, a Nevada Corporation filed a Schedule 13D stating it had acquired 5,200,000 shares including 2,700,000 shares from the Company related to a consulting agreement and 2,500,000 shares from an affiliate on May 30, 2008 and June 8, 2008 respectively.  On September 23, 2008, Galileo Partners, LLC filed an Amended Schedule 13 D stating that the 2,700,000 shares it acquired on May 30, 2008 were related to a consulting agreement between Kevin R. Griffith and Steve Antebi, a principal of Galileo Partners, LLC.

Employees

The Company currently has no employees.  The Company engages the services of independent consultants to assist it with management, software programming and development.  We plan to engage full-time employees in this area as our business develops.

Item 1A.  Risk Factors

The following important factors, and the important factors described elsewhere in this report or in our other filings with the SEC, could affect (and in some cases have affected) our results and could cause our results to be materially different from estimates or expectations.  Other risks and uncertainties may also affect our results or operations adversely.  The following and these other risks could materially and adversely affect our business, operations, results or financial condition. You should carefully read the following risk factors when you evaluate our business and the forward-looking statements that we make in this report, in our financial statements and elsewhere. Any of the following risks could materially adversely affect our business, our operating results, our financial condition and the actual outcome of matters as to which we make forward-looking statements.

Risks related to our lack of liquidity

We have no revenues and have incurred and expect to continue to incur substantial losses. We will not be successful unless we reverse this trend.

Through August 31, 2008, we have not generated any revenues.  As a result, we have generated significant operating losses since our formation and expect to incur substantial losses and negative operating cash flows for the foreseeable future.  For the year ended August 31, 2008 our net loss was $7,830,062 and as of August 31, 2008 we had we had an accumulated deficit of $8,432,721.   We anticipate that our existing cash and cash equivalents will not be sufficient to fund our business needs. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses.

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

If we fail to raise additional capital or receive substantial cash inflows from additional investors, our business objectives could be compromised.

We have limited capital resources and operations to date have been funded with the proceeds from equity and debt financings.  Primarily as a result of our recurring losses and our lack of liquidity in connection with our fiscal year ended August 31, 2008, we received a report from our independent auditors that includes an explanatory paragraph describing the substantial uncertainty as to our ability to continue as a going concern.

Even if we obtain additional short term financing, our business will require substantial additional investment that we have not yet secured. We cannot be sure how much we will need to spend in order to develop and market new products, services and technologies in the future. We expect to continue to spend substantial amounts on development. Further, we will not have sufficient resources to develop fully any new products, services or technologies unless we are able to raise substantial additional financing on acceptable terms or secure funds from new or existing partners. Our failure to raise capital when needed would adversely affect our business, financial condition and results of operations, and could force us to reduce or discontinue our operations at some time in the future, even if we obtain financing in the near term.

If we borrow money to expand our business, we will face the risks of leverage.

We anticipate that we may in the future incur debt for financing our growth.  Our ability to borrow funds will depend upon a number of factors, including the condition of the financial markets.  The risk of loss in such circumstances is increased because we would be obligated to meet fixed payment obligations on specified dates regardless of our revenue.  If we do not meet our debt service payments when due, we may sustain the loss of our equity investment in any of our assets securing such debt upon the foreclosure on such debt by a secured lender.

Risks related to our business

Going Concern.

Primarily as a result of our recurring losses and our lack of liquidity in connection with our fiscal year ended August 31, 2008, we received a report from our independent auditors that includes an explanatory paragraph describing the substantial uncertainty as to our ability to continue as a going concern.

We are in the early stages of product development and our success is uncertain.

We are a development stage company and are in the early stages of developing our products and services. We have not yet successfully developed any of our products and services to the final completion stage. We may fail to develop any products or services, to implement our business model and strategy successfully or to revise our business model and strategy should industry conditions and competition change. We cannot make any assurances that any of our product candidates, if successfully developed, would generate sufficient revenues to enable us to be profitable. Furthermore, we cannot make any assurances that we will be successful in addressing these risks. If we are not, our business, results of operations and financial condition will be materially adversely affected.

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

•

develop and maintain relationships with key customers and strategic partners that will be necessary to optimize the market value of our products and services;

•

raise sufficient capital in the public and/or private markets; or

•

respond effectively to competitive pressures.

If we are unable to accomplish these goals, our business is unlikely to succeed. Even if we are able to license certain of our technology to generate revenue we will still be operating at a significant loss during the course of our software development program.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market products and services we develop, we may not be able to generate product revenue.

We do not currently have an organization for the sales, marketing and distribution of software products and related services. We anticipate that we will seek to enter into strategic alliances, distribution agreements or other arrangements with third parties to market any products or services we develop. If we are unable to enter into such agreements, we would have to build sales, marketing, managerial and other non-technical capabilities and develop, train and or manage a sales force, all of which would cause us to incur substantial additional expenses. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue and may not become profitable.

Our software products and services are subject to the risk of failure inherent in the development of products or services based on new and unproved technologies.

Because our software is and will be based on new technologies, it is subject to risk of failure. These risks include the possibility that:

•

our new approaches will not result in any products or services that gain market acceptance;

•

our software will unfavorably interact with other types of commonly used software, thus restricting the circumstances in which it may be used;

•

proprietary rights of third parties will preclude us from marketing a new product; or

•

third parties will market superior or more cost-effective products or services.

As a result, our activities, either directly or through corporate partners, may not result in any commercially viable products or services.

Our software products and related services may be subject to future product liability claims. Such product liability claims could result in expensive and time-consuming litigation and payment of substantial damages.

The development, testing, marketing, sale and use of software runs a risk that product liability claims may be asserted against us if it is believed that the use or testing of our products and services have caused adverse technology problems to existing systems. We cannot make assurances that claims, suits or complaints relating to the use of our technology will not be asserted against us in the future. If a product liability claim asserted against us was successful, we may be required to limit commercialization of our technology. Regardless of merit or outcome, claims against us may result in significant diversion of our management’s time and attention, expenditure of large amounts of cash on legal fees, expenses and damages and a decreased demand for our products and services. We cannot make any assurances that we will be able to acquire or maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us.

We do not hold any patents on our technology and it may be difficult to protect our technology.

We do not have any patents issues or patents pending.  We do have development work or source code which we believe has the potential for patent protection.  We will evaluate our business benefits in pursuing patents in the future.  We protect all of our development work with confidentiality agreements with our engineers, employees and any outside contractors.  However, third parties may, in an unauthorized manner, attempt to use, copy or otherwise obtain and market or distribute our intellectual property or technology or otherwise develop a product with the same functionality as our software. Policing unauthorized use of our software and intellectual property rights is difficult, and nearly impossible on a worldwide basis. Therefore, we cannot be certain that the steps we have taken or will take in the future will prevent misappropriation of our technology or intellectual property, particularly in foreign countries where we plan to do business or where our software will be sold or used, where the laws may not protect proprietary rights as fully as do the laws of the United States or where the enforcement of such laws is not common or effective.

A dispute concerning the infringement or misappropriation of our proprietary rights or the proprietary rights of others could be time consuming and costly and an unfavorable outcome could harm our business.

There is significant litigation in the software field regarding patents and other intellectual property rights. Software companies with greater financial and other resources than us have gone out of business from the cost of patent litigation or from losing a patent litigation. We may be exposed to future litigation by third parties based on claims that our software, technologies or activities infringe the intellectual property rights of others. Although we try to avoid infringement, there is the risk that we will use a patented technology owned or licensed by another person or entity and/or be sued for infringement of a patent owned by a third party. Under current United States law, patent applications are confidential for 18 months following their priority filing date and may remain confidential beyond 18 months if no foreign counterparts are applied for in jurisdictions that publish patent applications. If our products are found to infringe any patents, we may have to pay significant damages or be prevented from making, using, selling, offering for sale or importing such products or services or from practicing methods that employ such products and services.

Confidentiality agreements with employees and others may not adequately prevent disclosure of our trade secrets and other proprietary information and may not adequately protect our intellectual property.

Our success also depends upon the skills, knowledge and experience of our technical personnel, our consultants and advisors as well as our licensors and contractors. Because we operate in a highly competitive field, we rely almost wholly on trade secrets to protect our proprietary technology and processes. However, trade secrets are difficult to protect. We enter into confidentiality and intellectual property assignment agreements with our corporate partners, employees, consultants, outside scientific collaborators, developers and other advisors. These agreements generally require that the receiving party keep confidential and not disclose to third parties all confidential information developed by the receiving party or made known to the receiving party by us during the course of the receiving party’s relationship with us. These agreements also generally provide that inventions conceived by the receiving party in the course of rendering services to us will be our exclusive property. However, these agreements may be breached and may not effectively assign intellectual property rights to us. Our trade secrets also could be independently discovered by competitors, in which case we would not be able to prevent use of such trade secrets by our competitors. The enforcement of a claim alleging that a party illegally obtained and used our trade secrets could be difficult, expensive and time consuming and the outcome unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets. The failure to obtain or maintain meaningful trade secret protection could adversely affect our competitive position.

Risks related to our industry

Our technology may become obsolete or lose its competitive advantage.

The software and services business is very competitive, fast moving and intense, and we expect it to be increasingly so in the future. Other companies have developed and are developing software technologies and related services that, if not similar in type to our software and services, are designed to address the same end user or customer. Therefore, there is no assurance that our products or services and any other products or services we may offer will be the best, the first to market, or the most economical to make or use. If competitors’ products or services are better than ours, for whatever reason, our sales could decrease, our margins could decrease and our products and services may become obsolete.

There are many reasons why a competitor might be more successful than we are or will be, including:

•

Competitors may have greater financial resources and can afford more technical and development setbacks than we can.

•

Competitors may have been in the software business longer than we have. They may have greater experience than us in critical areas like testing, sales and marketing. This experience or their name recognition may give them a competitive advantage over us.

•

Competitors may have a better patent position protecting their technology than we either have or will have. If we cannot prevent others from copying our technology or developing similar technology, or if we cannot obtain a critical license to another’s patent that we need to make and use our technology, we would expect our competitive position to lessen. Because the company that is “first to market” often has a significant advantage over latecomers, a second place position could result in less than anticipated sales.

Risks related to management

We rely on our management and their knowledge of our business and technical expertise would be difficult to replace.

We are highly dependent on Tolga F. Katas, who develops our technology.  We do not have “key person” life insurance. While we have entered into an employment agreement with Mr. Katas, his loss  may have an adverse effect on our ability to develop and commercialize our technologies in a timely manner.

If potential customers do not accept our products or services, we may never achieve enough sales to make our business profitable.

The commercial success of our future products and services will be dependent on their acceptance by potential customers. Our products and services will be based on technology that has not been completely proven and is subject to the risks of failure inherent in products and services based on new technologies. A significant portion of our resources will be used for research and development and marketing relating to our proposed products and services. There can be no assurance that we can or will develop marketable products and services. The failure of our products and services to achieve market acceptance would have a material adverse effect on us.

Risks related to our common stock

Our stockholders may not be able to resell their shares at or above the purchase price paid by such stockholders, or at all.

Our common stock is listed on the Over the Counter Bulletin Board trading system (“OTCBB”).  An investment in our stock may be highly illiquid and subject to significant market volatility. This volatility may be caused by a variety of factors including low trading volume and market conditions.

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

Our stock price may be highly volatile because of several factors, including a limited public float.

The market price of our stock may be highly volatile because there has been a relatively thin trading market for our stock, which causes trades of small blocks of stock to have a significant impact on our stock price. You may not be able to resell our common stock following periods of volatility because of the market’s adverse reaction to volatility.

Other factors that could cause such volatility may include, among other things:

•

announcements concerning our strategy;

•

litigation; and

•

general market conditions.

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

Investors may lose all of their investment in us.

Investment in us involves a high degree of risk.  Investors may never recoup all or part of or realize any return on their investment.  Accordingly, investors may lose all of their investment and must be prepared to do so.

We may experience difficulties in the future in complying with Section 404 of the Sarbanes-Oxley Act.

As a public company, we are required to evaluate our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002. In this regard, we have and will continue to comply with the internal control requirements of Section 404 of the Sarbanes-Oxley Act. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation.  Any inability to provide reliable financial reports could harm our business.  Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal controls for each fiscal year ending on or after December 15, 2009.  Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations.

If we fail to maintain proper and effective internal controls in future periods, it could adversely affect our operating results, financial condition and our ability to run our business effectively and could cause investors to lose confidence in our financial reporting.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties.

We own no real property. We lease 9,678 square feet of office space from John D. Howard Family Limited Partnership at a rate of $19,536 per month.  Our lease started on May 1, 2008 and ends on April 30, 2010. Our corporate offices are located at 2921 West Olive Avenue, Burbank, California 91505.

Item 3.  Legal Proceedings.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

At the 2008 Annual Meeting of Stockholders held on August 1, 2008, four directors stood for reelection to a one year term expiring at the fiscal 2009 Annual Meeting.  All four of the director nominees were reelected.  The results of the election of directors are summarized as follows:

	Votes For	Votes Against or Withheld	Not Voted
Paul E. Fishkin	26,180,000	0	24,970,341
Tolga F. Katas	26,180,000	0	24,970,341
Bruce Schmidt	26,180,000	0	24,970,341
Steve Wozniak	26,180,000	0	24,970,341

Also at the Annual Meeting the holders of a majority of the Company’s common stock elected the Company’s Board of Directors and approved an amendment to the Company’s 2007 Stock Plan (the “Plan”) which included an increase to the maximum aggregate number of shares which may be issued under the Plan to 7,500,000 shares.

The results of the Vote were as follows:

Votes For	Votes Against or Withheld	Not Voted
26,180,000	0	24,970,341

.PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Public Market for Common Stock

Our common stock is quoted on the OTC Bulletin Board under the symbol "ENGO.OB."  Our Common Stock, par value $0.00001 per share (“Common Stock”)

The following table sets forth, for the fiscal quarters indicated, the high and low sale price for our common stock, as reported on the OTCBB.  The quotations below reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions..

Fiscal Year ended August 31, 2008	High	Low
Fourth Quarter	1.70	0.51
Third Quarter	2.00	1.10
Second Quarter	2.75	1.20
First Quarter	2.00	0.80
Fiscal Year ended August 31, 2007
Fourth Quarter	1.40	0.70
Third Quarter	2.50	0.65

Shareholders

The approximate number of holders of record of our Common Stock as of December 15, 2008 was 122.

Dividends

We have never declared or paid a cash dividend on our common stock and do not anticipate declaring or paying cash dividends to shareholders in the foreseeable future.

Equity Compensation Plan Information

The Amended and Restated En2Go International, Inc. 2007 Stock Plan (the “Plan”) was originally authorized and approved by the Company’s board of directors on November 12, 2007 and was amended and restated effective July 1, 2008.  A total of 7,500,000 shares of the Company’s Common Stock have been authorized for issuance under the Plan.  The following is a summary description of the Plan and is qualified in its entirety by reference to the full text of the Plan.

The following table sets forth certain information regarding the Company’s equity compensation plans as of August 31, 2008.

Equity compensation plans approved by stockholders	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price	Number of securities remaining available for issuance under plan
Stock Option Plan	2,300,000	$0.97	5,200,0000
Warrants	1,000,000	$1.00	0
Total	3,300,000	$0.98	5,200,0000

Recent Sale of Unregistered Securities.

In August 2008, we entered into a promissory note with NSC Investments Ltd. (“NSC”) for a sum of $250,000.  Under this promissory note, interest is to be prepaid at the commencement of each quarter by us issuing 16,000 share of our common stock.  The unpaid principal balance of the promissory note is due and payable in full on the earlier of the sale of any our assets or November 1, 2008. Further consideration for the loan shall consist of 150,000 shares of our common stock at the funding, 50,000 shares of our common stock at the beginning of the next month, and 100,000 shares at the beginning of the next month.  This promissory note was extended until February 1, 2009. We agreed to pay 39,000 shares of our common stock as interest and additional issuance of 100,000 shares of our common stock.

In September 2008, we entered into a subscription agreement with Richard Genovese and/or his affiliates (collectively “Genovese”) where by Genovese purchased 1,000,000 shares or our common stock and 1,000,000 warrants with an exercise price of $0.20 for $150,000.

In October 2008, we entered into an agreement with Euro Trend Trader, Inc. (“ETT”) to provide investor relations and public relations.  We agreed to pay ETT $5,000 start up fees and $3,000 per month thereafter. Additionally, we paid ETT 200,000 shares of our common stock for coverage of the Company by a registered market maker.

In November 2008, we borrowed $5,000 from a consultant to the Company which was payable by December 6, 2008.  The lender was to receive 200 shares of our common stock per month as interest and an additional consideration of 25,000 warrants with an exercise price of $0.25.

In December 2008, we received $250,000 however the board has not approved the transaction.  The agreement would be with Genovese whereby Genovese would advance to the Company $250,000 for a convertible debenture (“Debenture”) for the aggregate principle amount of $250,000.  The Debenture shall be non-interest bearing and would mature on December 5, 2010.  At the holder’s sole discretion, the holder may elect to convert the Debenture, in whole or in part into common shares of the Company at a conversion price of $0.10 per share.  As additional compensation, Genovese would be issued a share purchase warrant certificate for 2,500,000 warrants with each warrant exercisable into one common share at $0.15 per share for a period of three years commencing from the date of the issuance of the warrant certificate.  The Company and Genovese would further agree to establish five (5) mutually agreed upon milestones to be attained no later than September 2009 with each milestone generally occurring approximately every forty five (45) days. In conjunction with the attainment of each individual milestone, Genovese would agree to advance to the Company an additional $250,000. In connection with each $250,000 advance, Genovese would issued an additional $250,000 Convertible Debenture. The Debenture would be non interest bearing and would mature two years from the date of issuance of each subsequent debenture (“Subsequent Debentures”). At the Holder’s sole discretion, the Holder may elect to convert the Subsequent Debentures, in whole or in part, at any time prior to maturity, into common shares of the Company at a conversion price of $0.10 per share. As additional compensation, Genovese would be issued a share purchase warrant certificate for 2,500,000 warrants with each warrant exercisable into one common share at $0.15 per share for a period of three years commencing from the date of the issuance of the warrant certificate for each Subsequent Debenture issued. We would further agreed that (1) Genovese would be granted the right of first refusal/ right of participation in connection with any additional financing of the Company for two (2) years, (2) Genovese would be entitled to two board seats, (3) we would obtain directors and officers insurance, and (4) the parties would work together during December 2008 to address other matters. We offered the convertible notes and warrants in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to “accredited” investors under state securities laws.

Item 6.  Selected Financial Data.

Not Applicable

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following  discussion  should be read in conjunction  with the Financial  Statements  and notes  thereto  included in Item 8 of Part II of this Annual Report on Form 10-K.

Overview

We are a start-up company that plans to become a full service entertainment and technology company that will create and develop a variety of media and entertainment related programs and applications including cutting edge media delivery software, Internet video applications and high-end, innovative desktop applications.

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

In addition to the unique aspects of our En2ools framework, we believe our uniqueness stems from our development team led by experienced management who have previously been able to attract world-class leaders in technology, music, entertainment, and communications.  We believe this team will facilitate our growth and establish us as an innovative leader of entertainment and technology convergence on desktops.

Looking forward, we plan to participate in future projects and pursue targeted opportunities for partnerships, joint ventures and other forms of investment. Our plan involves licensing original content and services for other entertainment projects and continuing to develop unique solutions and technologies.

Proposed Initial Products

We are currently working to complete development of the following products and applications.  Each of the below listed products are in various stages of development.  However, no assurances can be given that we will be successful in completing the development of all or any such items or that if development is completed, we will be able to manufacture and market such products on a profitable basis.

•

Desktop Video: Flyxo.   Flyxo is an application that delivers high-quality video to a user’s computer desktop.  We will provide this service in a unique manner using the latest in compression technology, H.264, combined with our proprietary media delivery system.  Flyxo is designed to enable users to watch movies, music videos and TV shows conveniently on their computer desktop, in the background with a full-screen view.  Also, the consumer will be able to continue to work on other projects on the desktop while the media plays. Our software works through a simple, on-time download and then enables users to watch the media they desire as a stream, bypassing the inconvenient need to first download the video, and then delete it afterwards to free up memory.  In addition, because Flyxo seamlessly delivers high quality images, music and games it also enables content owners to create their own channel of interactive media for global distribution.

•

Image Search and Download: eMaculate.  eMaculate is a search engine that is designed to search, download and share digital images on the Web at very high speeds.  It is also easy to use with a state-of-the-art user interface.  In addition, each captured image contains complete URL information, allowing the user to go straight to the source of the image.  In the typical time it takes to download, save and review a single image using existing search technologies eMaculate users can instantly download 100s of images.  The selected images can be enlarged, minimized, rotated, shared, burned to a disk, corners can be rounded and photo borders can be added.

•

Media: VideoBlox.  VideoBlox is a custom media player that is specifically designed for the entertainment industry.  It plays numerous file formats including mp4, mp3, quicktime and windows media.  It is designed to enable artists to communicate directly with their fan base.  Instead of simply sending a video, the artist will be able to use their own branded player to distribute their music videos and keep in constant contact with their fans. Another unique aspect of this media player is the ability to provide a customized look and feel to its interface.

•

Kandictionary.  Kandictionary is a downloadable personalized dictionary and translator.  It is designed for the desktop and allows users to choose from 80 different databases, including Wikipedia, Dictionary.com, Bible.com and the CIA reference manual.  The user needs only to type in a word and see it defined or displayed in a myriad of different contexts.  When the user rolls his or her cursor over different places on the user interface, the Kandictionary will perform many actions, such as streaming music from an artist that is featured on the user interface.

•

En2go Jukebox.  The En2go jukebox is a custom stand-alone media player designed to play music from social networking sites.  After downloading the media player, a user does not have to be on an artist’s page to hear the artist’s music.  A user can add favorite songs to the media player and listen to the artist’s music while doing other things or visiting other sites.  Furthermore, the user can create a custom playlist by adding songs to the player from different artists.

Recently Issued Accounting Pronouncements

Refer to Note 2 to the consolidated financial statements for a complete description of recent accounting standards which we have not yet been required to implement and may be applicable to our operation, as well as those significant accounting standards that have been adopted during 2007.

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. On an ongoing basis, we evaluate our estimates which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions. The following accounting policies require significant management judgments and estimates:

We account for our business acquisitions under the purchase method of accounting in accordance with SFAS 141, "Business Combinations." The total cost of acquisitions is allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair value of the tangible net assets acquired is recorded as intangibles. Determining the fair value of assets acquired and liabilities assumed requires management's judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives, and market multiples, among other items.

We assess the potential impairment of long-lived assets and identifiable intangibles under the guidance of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which states that a long-lived asset should be tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset exceeds its fair value. An impairment loss is recognized only if the carrying amount of the long-lived asset exceeds its fair value and is not recoverable.

We base out estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from these estimates.

Results of Operations

For the Years Ended August 31, 2008 and 2007

We had a net loss of $7,830,062 for the year ended August 31, 2008 compared to a net loss of $602,659 for the year ended August 31, 2007.  The change is explained below.

General and administrative costs:  G&A expenses were $7,844,635 and $588,937 for the years ended August 31, 2008 and 2007, respectively.  The increase of $7,255,698 was primarily due to a full year of operating expenses for 2008 and a non-cash expense of $5,536,768 related to various equity compensation issuances.

Other income (expense):  Other income (expense) was $14,573 and ($13,722) for the years ended August 31, 2008 and 2007, respectively. The difference is primarily due to the forgiveness of interest of $20,171.

Liquidity and Capital Resources

Net cash used in operating activities was $1,838,933 and $586,694 in the years ended August 31, 2008 and 2007, respectively. The increase of $1,252,239 in cash used by operating activities was primarily due the increase in development activities.

Net cash used in investing activities was $66,592 and $7,306 in the years ended August 31, 2008 and 2007, respectively. Investing activities for the year ended August 31, 2008 resulted from the purchase of computers and furniture.

Net cash provided by financing activities was $1,358,599 and $1,150,000 in the years ended August 31, 2008 and 2007, respectively.

In August 2008, we entered into a promissory note with NSC Investments Ltd. (“NSC”) for a sum of $250,000.  Under this promissory note, interest is to be prepaid at the commencement of each quarter by us issuing 16,000 share of our common stock.  The unpaid principal balance of the promissory note is due and payable in full on the sale of any assets of the Company or November 1, 2008. Further consideration for the loan shall consist of 150,000 shares of our common stock at the funding, 50,000 shares of our common stock at the beginning of the subsequent month, and 100,000 shares at the beginning of the subsequent month.  This promissory note was extended until February 1, 2009. We agreed to pay 39,000 shares of our common stock as interest and additional issuance of 100,000 shares of our common stock.

In September 2008, we entered into a subscription agreement with Richard Genovese and/or his affiliates (collectively “Genovese”) where by Genovese purchased 1,000,000 shares or our common stock and 1,000,000 warrants with an exercise price of $0.20 for $150,000.

In October 2008, we entered into an agreement with Euro Trend Trader, Inc. (“ETT”) to provide investor relations and public relations.  We agreed to pay ETT $5,000 start up fees and $3,000 per month thereafter. Additionally, we paid ETT 200,000 shares of our common stock for coverage of the Company by a registered market maker.

In November 2008, we borrowed $5,000 from a consultant to the Company which was payable by December 6, 2008.  The lender was to receive 200 shares of our common stock per month as interest and an additional consideration of 25,000 warrants with an exercise price of $0.25.

In December 2008, we received $250,000 however the board has not approved the transaction.  The agreement would be with Genovese whereby Genovese would advance to the Company $250,000 for a convertible debenture (“Debenture”) for the aggregate principle amount of $250,000.  The Debenture shall be non-interest bearing and would mature on December 5, 2010.  At the holder’s sole discretion, the holder may elect to convert the Debenture, in whole or in part into common shares of the Company at a conversion price of $0.10 per share.  As additional compensation, Genovese would be issued a share purchase warrant certificate for 2,500,000 warrants with each warrant exercisable into one common share at $0.15 per share for a period of three years commencing from the date of the issuance of the warrant certificate.  The Company and Genovese would further agree to establish five (5) mutually agreed upon milestones to be attained no later than September 2009 with each milestone generally occurring approximately every forty five (45) days. In conjunction with the attainment of each individual milestone, Genovese would agree to advance to the Company an additional $250,000. In connection with each $250,000 advance, Genovese would issued an additional $250,000 Convertible Debenture. The Debenture would be non interest bearing and would mature two years from the date of issuance of each subsequent debenture (“Subsequent Debentures”). At the Holder’s sole discretion, the Holder may elect to convert the Subsequent Debentures, in whole or in part, at any time prior to maturity, into common shares of the Company at a conversion price of $0.10 per share. As additional compensation, Genovese would be issued a share purchase warrant certificate for 2,500,000 warrants with each warrant exercisable into one common share at $0.15 per share for a period of three years commencing from the date of the issuance of the warrant certificate for each Subsequent Debenture issued. We would further agreed that (1) Genovese would be granted the right of first refusal/ right of participation in connection with any additional financing of the Company for two (2) years, (2) Genovese would be entitled to two board seats, (3) we would obtain directors and officers insurance, and (4) the parties would work together during December 2008 to address other matters. We offered the convertible notes and warrants in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to “accredited” investors under state securities laws.

The Company suffered recurring losses from operations and has an accumulated deficit of $6,199,255 at August 31, 2008. Primarily as a result of our recurring losses and our lack of liquidity, the Company has received a report from our independent auditors that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. We have delayed payment of a substantial amount of accounts payable and accrued expenses and reduced our expenses to a minimum level. Our existing cash and cash equivalents will not be sufficient to fund our operations. Unless we receive liquidity from new purchase orders, obtain additional capital, loans or sell or license assets, we maybe required to seek to reorganize our business or discontinue operations and liquidate our assets. There can be no assurance that the Company will be able to secure sufficient financing or on terms acceptable to the Company. If additional funds are raised through the issuance of equity securities, the percentage ownership of our current stockholders is likely to or will be reduced.

Going Concern Uncertainties

As of the date of this annual report, there is doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our business operations and loan commitments.  Our future success and viability, therefore, are dependent upon our ability to generate capital financing.  The failure to generate sufficient revenues or raise additional capital may have a material and adverse effect upon the Company and our shareholders.

Capital Expenditures

We purchased $126,592 worth of capital expenditures in the fiscal year ending August 31, 2008.

Commitments and Contractual Obligations

The following table outlines payments due under our significant contractual obligations over the periods shown, exclusive of interest:

	Payments Due by Period
Contract Obligations At August 31, 2008	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Total Debt	$390,720	$234,432	$390,720	$—	$—

The above table outlines our obligations as of August 31, 2008 and does not reflect any changes in our obligations that have occurred after that date.

Off-Balance Sheet Arrangements

As of August 31, 2008, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable

Item 8.

Consolidated Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

EN2GO INTERNATIONAL, INC AND SUBSIDIARY

(a development stage company)

Report of Independent Registered Public Accounting Firm.	F-2

Consolidated Balance Sheets as of August 31, 2008 and 2007.	F-3

Consolidated Statements of Operations for the years ended August 31, 2008 and 2007 and for the period from January 31, 2007 (inception) through August 31, 2008.	F-4

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended August 31, 2008 and 2007 and for the period from January 31, 2007 (inception) through August 31, 2008.	F-5

Consolidated Statements of Cash Flows for the years ended August 31, 2008 and 2007 and for the period from January 31, 2007 (inception) through August 31, 2008.	F-6

Notes to Consolidated Financial Statements.	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

En2Go International, Inc.

Burbank, CA

We have audited the accompanying balance sheets of En2Go International, Inc. as of August 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for the year ended August 31, 2008 and the period from inception on January 31, 2007 through August 31, 2007 and 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of En2Go International, Inc. as of August 31, 2008 and 2007, and the results of their operations, cash flows, and changes in stockholders’ deficit for the year ended August 31, 2008 and the period from inception on January 31, 2007 through August 31, 2007 and 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has a working capital deficit, is dependent on financing to continue operations, and has suffered recurring losses to date, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Chisholm Bierwolf & Nilson, LLC

Chisholm Bierwolf & Nilson, LLC

Bountiful, Utah

December 15, 2008

EN2GO INTERNATIONAL, INC AND SUBSIDIARY

(a development stage company)

Consolidated Balance Sheets

	August 31,	August 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash	$9,074	$556,000
Prepaid expenses	20,336	9,500
TOTAL CURRENT ASSETS	29,410	565,500

PROPERTY AND EQUIPMENT, net	111,746	3,229

TOTAL ASSETS	$141,156	$568,729

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$253,384	$4,895
Accrued expense	136,926	16,493
Notes payable	250,000	150,000
TOTAL CURRENT LIABILITIES	640,310	171,388

TOTAL LIABILITIES	640,310	171,388

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT) EQUITY:
Common stock, $.00001 par value, 100,000,000 shares authorized, 52,316,000 and 49,800,000 shares issued and outstanding at August 31, 2008 and 2007, respectively	524	498
Capital in excess of par value	7,939,443	999,502
Prepaid stock compensation	(6,400)	-
Deficit accumulated during the development stage	(8,432,721)	(602,659)
Total stockholders’ (deficit) equity	(499,154)	397,341

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$141,156	$568,729

The accompanying notes are an integral part of these consolidated financial statements.

EN2GO INTERNATIONAL INC AND SUBSIDIARY

(a development stage company)

Consolidated Statements of Operations

	Year Ended August 31, 2008	Period from inception (January 31, 2007) through August 31, 2007	Period from inception (January 31, 2007) through August 31, 2008

REVENUES	$—	$—	$—
COST OF GOODS SOLD	—	—	—
GROSS PROFIT	—	—	—
OPERATING EXPENSES
General and administrative expenses	2,307,867	588,937	8,433,572
Stock issued for services	5,536,768	—	—
Total operating expenses	7,844,635	588,937	8,433,572
LOSS FROM OPERATIONS	(7,844,635)	(588,937)	(8,433,572)
OTHER INCOME (EXPENSE):
Other income	24,171	—	24,171
Interest expense	(9,598)	(13,722)	(23,320)
Total other income (expense)	14,573	(13,722)	851

LOSS BEFORE PROVISION FOR INCOME TAXES	(7,830,062)	(602,659)	(8,432,721)

Provision for income taxes	—	—	—

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(7,830,062)	$(602,659)	$(8,432,721)

NET LOSS PER SHARE OF COMMON STOCK—Basic and diluted	$(0.15)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING—Basic and diluted	51,191,200	32,573,585

The accompanying notes are an integral part of these consolidated financial statements.

EN2GO INTERNATIONAL INC AND SUBSIDIARY

 (a development stage company)

Consolidated Statements of Stockholders' Equity

	Common Shares	Stock Amount		Capital in Excess of Par Value	Prepaid Stockholders’ Equity	Deficit Accumulated During Development Stage	Total Stockholders’ Equity
Balance – January 31, 2007 (inception)	--	$--	$		$--	$--	$--

Issuance of common stock upon organization	27,800,000	278		(278)	--	--	--

Recapitalization in a manner similar to a reverse acquisition, July 16, 2007	21,000,000	210		(210)	--	--	--

Common stock issued for $1.00 per share on July 16, 2007	1,000,000	100		999,990	--	--	1,000,000

Net loss for the year ended August 31, 2007	--	--		--	--	(602,659)	(602,659)

Balance – August 31, 2007	49,800,000	$498		$999,502	$--	$(602,659)	$397,341

Issuance of options and warrants issued for services rendered	--	--		3,686,768	--	--	3,686,768

Common stock issued	1,350,000	14		1,349,986	--	--	1,350,000

Offering costs on issuance of common stock	--	--		(91,401)	--	--	(91,401)

Issuance of common stock for services rendered	1,000,000	10		1,849,990	--	--	1,850,000

Issuance of common stock as consideration for debt financing	166,000	2		144,598	(6,400)	--	138,200

Net loss for the year ended August 31, 2008	--	--		--		(7,830,062)	(7,830,062)

Balance – August 31, 2008	52,316,000	$524		$7,939,443	$(6,400)	$(8,432,721)	$(499,154)

The accompanying notes are an integral part of these consolidated financial statements.

EN2GO INTERNATIONAL INC AND SUBSIDIARY

 (a development stage company)

Consolidated Statements of Cash Flows

	Year Ended August 31,	Period from inception (January 31, 2007) through August 31,	Period from inception (January 31, 2007) through August 31,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,830,062)	$(602,659)	$(8,432,721)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	18,075	4,077	22,152
Options, warrants and common stock issued for services rendered	5,536,768	-	5,536,768
Debt financing costs	138,200	-	138,200
Changes in operating assets and liabilities:
Prepaid expense	(10,836)	(9,500)	(20,336)
Accounts payable	188,489	4,895	253,384
Accrued expense	120,433	16,493	136,926
Net cash used in operating activities	(1,838,933)	(586,694)	(2,503,827)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(66,592)	(7,306)	(133,898)
Net cash used in investing activities	(66,592)	(7,306)	(133,898)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	250,000	350,000	600,000
Repayment of notes payable	(150,000)	(200,000)	(350,000)
Proceeds from issuance of common stock, net of offering costs	1,258,599	1,000,000	2,258,599
Net cash provided by financing activities	1,358,599	1,150,000	2,646,799
NET (DECREASE) INCREASE IN CASH	(546,926)	556,000	9,074
CASH Beginning of period	556,000	-	-
CASH End of period	$9,074	$556,000	$9,074

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—	$—
Income taxes	—	—	—

Supplemental Schedule of Noncash Investing and Financing Activities:

For the year ended August 31, 2007, the Company issued 27,800,000 shares of common stock in connection with a stock for stock acquisition which has been accounted for in a manner similar to a reverse acquisition.

In November 2007, the Company issued options to purchase 2,000,000 shares of common stock which were valued at $2,366,186 and recorded as non-cash compensation.  In January 2008, the Company issued warrants to purchase 1,000,000 shares of common stock which were valued at $1,104,103 and recorded as non-cash compensation. Additionally, in January 2008, the Company agreed to issue 1,000,000 shares of common stock which were valued at $1,850,000 and recorded as non-cash compensation. In August 2008, the Company agreed to issued options to purchase 300,000 shares of common stock which were valued at $216,479 and recorded as non-cash compensation. We owe $60,000 for the purchase of fixed assets.

The accompanying notes are an integral part of these consolidated financial statements.

EN2GO INTERNATIONAL INC AND SUBSIDIARY

(a development stage company)

Notes to Consolidated Financial Statements

Note 1 – ORGANIZATION AND BASIS OF PRESENTATION

The accompanying consolidated financial statements represent the accounts of En2Go International, Inc. (“Parent”), incorporated in the State of Nevada on August 23, 2002 (formerly Medusa Style Corporation) and  En2Go, Inc. (“Subsidiary”), incorporated in the State of Nevada on January 31, 2007, collectively (“the Company”).

On July 17, 2007, Parent completed an exchange agreement with Subsidiary wherein Parent issued 27,800,000 shares of its common stock in exchange for all the issued and outstanding common stock of Subsidiary.  The Acquisition was accounted for as a recapitalization of Subsidiary in a manner similar to a reverse purchase as the former shareholders of Subsidiary controlled the combined Company after the acquisition.  Following the acquisition and the transfer of an additional 10,750,000 shares from the shareholders of parent to the former shareholders of the subsidiary, the former shareholders of subsidiary control approximately 77% of the total outstanding stock of the combined entity.  There was no adjustment to the carrying values of the assets or the liabilities of Parent or Subsidiary as a result of the recapitalization.

The operations of Parent are included only from the date of recapitalization.  Accordingly, the previous operations and retained deficits of Parent prior to the date of recapitalization have been eliminated.  The financial history prior to the recapitalization is that of the subsidiary.

Basis of Presentation and Going Concern Uncertainty

Our consolidated financial statements have been prepared assuming that we will continue as a going concern.  However, we have sustained losses and as of August 31, 2008, we have no business operations and have a net working capital deficiency and a negative cash flow from operations.  These conditions, among others, give rise to substantial doubt about our ability to continue as a going concern.  Management is continuing to seek additional equity capital.  Until such time, we anticipate our working capital needs will be funded through notes payable.  Management believes these steps will provide us with adequate funds to sustain our continued existence.  There is, however, no assurance that the steps taken by management will meet all of our needs or that we will continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Development Stage Activities

Since inception we have not conducted any business operations. All of our operating results and cash flows reported in the accompanying consolidated financial statements from January 31, 2007 through August 31, 2008 are considered to be those related to development stage activities and represent the 'cumulative from inception' amounts from our development stage activities required to be reported pursuant to Statements of Financial Accounting Standards (SFAS) No. 7, Development Stage Enterprises.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Consolidation

The consolidated financial statements include the accounts of Parent and Parent’s wholly-owned Subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

Fiscal year end

The Company’s fiscal year end is August 31.

Cash Concentration

We consider all short-term securities purchased with a maturity of three months or less to be cash equivalents. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits.  Management does not believe the Company is exposed to significant credit risk.  Management, as well, does not believe the Company is exposed to significant interest rate and foreign currency fluctuation risks during the period presented in these consolidated financial statements As of August 31, 2008, there are no amounts that exceed the federally insured limits.

Property and Equipment

Property and equipment are stated as cost less accumulated depreciation.  Depreciation is provided on a straight line basis over the estimated useful lives of the assets from one to five years.  Maintenance and repairs are charged to expense as incurred and major improvements are capitalized.  Gains or losses on sales or retirements are recognized in income.

Revenue Recognition

Through the period from inception through August 31, 2008, the Company had not yet generated any revenues.  However, the Company plans to recognize its revenue according to the provisions of Staff Accounting Bulletin 104, which takes into account the completion of the transaction, delivery of the product, a final fixed or determinable price, and that collectibility is reasonably assured.

Loss per Share

The Company computes loss per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share,” which requires the Company to present basic and dilutive loss per share when the effect is dilutive.

Impairment of Long-Lived Assets

The Company has adopted the provisions of SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets to be Disposed of”.  SFAS No. 144 established procedures for review of recoverability, and measurement of impairment whenever events of changes in circumstances indicated that the carrying amount of long-lived assets may not be recoverable.  SFAS No. 144 also requires that long-lived assets to be disposed of other than by sale shall continue to be classified as held and used until disposal.  Further, SFAS No. 144 specifies the criteria for classifying long-lived assets as “held for sale” and requires that long-lived assets to be disposed of by sale be reported at the lower of carrying amount or fair value less estimated selling costs.  Management believes that there has not been any impairment of the Company’s long-lived assets at August 31, 2008 and 2007.

Advertising Costs

Advertising costs are charged to operations in the period incurred.  During the year ended August 31, 2008 and 2007, the Company incurred $1,956 and $-0- in advertising costs, respectively.

Financial Instruments

The fair value of cash, accounts payable and accrued liabilities and notes payable were estimated to approximate their carrying values due to the immediate short-term maturity of these financial instruments.  Financial instruments that potentially subject the Company to credit risk consist principally of cash.

Income Taxes

We account for income taxes in accordance with SFAS 109, Accounting for Income Taxes.  Under this standard, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance when we cannot make the determination that it is more likely than not that some portion or all of the related tax asset will be realized.

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123R, (SFAS 123R), Share-Based Payment, amending SFAS 123 to require companies to record as expense the fair value of equity-based compensation, including stock options and warrants, over the applicable vesting period.  SFAS 123R also requires more extensive disclosures concerning stock options than required under previous standards.  The new standard applies to option grants made after adoption, as well as options that have not vested at the date of adoption.

Comparative Financial Statements

Certain amounts in the comparative financial statements have been reclassified from financial statements previously presented to conform to the 2008 consolidated financial statements.

 Adoption of New Accounting Pronouncement

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”).” FIN 48 clarifies the accounting for uncertainties in income taxes recognized in a company’s consolidated financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attributable for financial disclosure of tax positions taken or expected to be taken on a tax return.  Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  We adopted the provision of FIN 48 as of September 1, 2007.  The adoption of FIN 48 did not impact our financial position, results of operations or cash flows for the twelve months ended August 31, 2008. Tax returns for the Company’s fiscal years ended August 31, 2008, and 2007 are subject to examination by the Internal Revenue Service.

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement 109 (“FIN 48”). Effective January 1, 2007, we adopted the provisions of FIN 48. FIN 48 prescribes a recognition threshold and measurement attribute for the accounting and financial statement disclosure of tax positions taken or expected to be taken in a tax return. The evaluation of a tax position is a two-step process. The first step requires an entity to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. The second step requires an entity to recognize in the financial statements each tax position that meets the more likely than not criteria, measured at the largest amount of benefit that has a greater than fifty percent likelihood of being realized. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Management has determined that there is no significant impact on our financial condition and results of operations.

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN No. 48-1, Definition of Settlement in FASB Interpretation No. 48. FSP FIN No. 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN No. 48-1 is effective retroactively to April 28, 2007. The adoption of this standard did not have a significant impact on the Company’s consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides a definition of fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions of SFAS 157 are to be applied prospectively. Management has determined that there is no significant impact of the standard on our financial condition and results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS 158 requires companies to (1) recognize the overfunded or underfunded status of defined benefit pension and defined benefit other postretirement plans in its financial statements, (2) recognize as a component of other comprehensive income, net of tax, the actuarial gains or losses and the prior service costs or credits that arise during the period but are not immediately recognized as components of net periodic benefit cost, (3) recognize adjustments to other comprehensive income when the actuarial gains or losses, prior service costs or credits, and transition assets or obligations are recognized as components of net periodic benefit cost, (4) measure postretirement benefit plan assets and plan obligations as of the date of the employer’s statement of financial position, and (5) disclose additional information in the notes to financial statements about certain effects on net periodic benefit cost in the upcoming fiscal year that arise from delayed recognition of the actuarial gains and losses and the prior service cost and credits. The requirement to recognize the funded status of a defined benefit pension or defined benefit other postretirement plan and the related disclosure requirements was effective for fiscal years ending after December 15, 2006, and we adopted this portion of the standard on December 31, 2006. The adoption increased liabilities by $0.6 million and decreased total shareholders’ equity by $4.9 million, net of tax at December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Statement provides two options for the transition to a fiscal year end measurement date. Management has determined that there is no significant impact of the standard on our financial condition and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS No. 115 (“SFAS 159”), which permits an entity to measure certain financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions. SFAS 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. The statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. Management has determined that there is no significant impact on our financial condition and results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which replaces SFAS No. 141. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company plans to implement this standard on September 1, 2009. The Company has not yet evaluated the potential impact of this standard.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of Accounting Research Bulletin No. 51 (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company plans to implement this standard on September 1, 2009. The Company is still evaluating the potential impact of this standard.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and expands disclosures to include information about the fair value of derivatives, related credit risks and a company’s strategies and objectives for using derivatives.  SFAS No. 161 is effective for fiscal periods beginning on or after November 15, 2008.  Based on current conditions, we do not expect the adoption of SFAS 161 to have a significant impact on our results of operations or financial position.

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets”, (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for fiscal years beginning after December 15, 2008.  We do not expect the FSP 142-3 to have a significant impact on our results of operations or financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The implementation of this standard will not have a material impact on our financial position and results of operations.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact of FSP EITF 03-6-1 on our financial position and results of operations.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact of EITF 07-5 on our financial position and results of operations.

In June 2008, the FASB ratified EITF Issue No. 08-3, “Accounting for Lessees for Maintenance Deposits Under Lease Arrangements” (EITF 08-3). EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact of EITF 08-3 on our financial position and results of operations.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and Equipment consists of the following at August 31, 2008 and 2007:

	2008	2007
Computer Equipment	$23,897	$7,306
Other Equipment	110,000	-
Total	133,897	7,306
Accumulated Depreciation	(22,151)	(4,077)

Total Property and Equipment (net)	$111,746	$3,229

Depreciation expense was $18,075 and $4,077 for the years ended August 31, 2008 and 2007. In April 2008, we purchased personal property from Orangebox Entertainment, Inc. out of receivership for $110,000.  The personal property consisted of production equipment, computers and furnishings.

NOTE 4 – NOTES PAYABLE

	August 31,
	2008	2007
The Company issued note payables of $350,000 to an individual during 2007. The notes accrue interest at 10% per annum, are due on demand and have accrued interest payable of $13,722 at August 31, 2007. The Company repaid $200,000 of the notes during 2007 and $150,000 in 2008.	$-	$150,000
The Company issued a notes payable of $250,000 during 2008.	250,000	-

Total	$250,000	$150,000

Interest expense for the year ended August 31, 2008 and the period from January 31, 2007 (inception) through August 31, 2007 was $9,598 and $13,722, respectively.

In August 2008, we entered into a promissory note with NSC Investments Ltd. (“NSC”) for a sum of $250,000.  Under this promissory note, interest is to be prepaid at the commencement of each quarter by us issuing 16,000 share of our common stock.  The unpaid principal balance of the promissory note is due and payable in full on the sale of any assets of the Company or November 1, 2008. Further consideration for the loan shall consist of 150,000 shares of our common stock at the funding, 50,000 shares of our common stock at the beginning of the next month, and 100,000 shares at the beginning of the next month.  This promissory note was extended until February 1, 2009. We agreed to pay 39,000 shares of our common stock as interest and additional issuance of 100,000 shares of our common stock for additional compensation.

NOTE 5 - COMMON STOCK

Common Stock

The Company has authorized 100,000,000 shares of common stock with a par value of $.00001.  At August 31, 2008 and 2007, the Company had 52,316,000 and 49,800,000 shares of common stock issued and outstanding, respectively.

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

On October 31, 2007 the Board of Directors approved the issuance of a private placement memorandum for 1,350,000 shares of common stock at $1.00 per share. On January 22, 2008, we completed a private placement of 1,350,000 shares of our common stock at a purchase price of $1.00 per share to persons who were not “U.S. Persons” within the meaning of Regulation S (“Regulation S”) promulgated under the Securities Act of 1933, as amended (the “Securities Act”). Also, stock offering costs of $91,401 have been recorded against capital in excess of par value.

During November 2007, the Board of Directors authorized the granting of options to purchase 2,000,000 shares of common stock at $1.00 per share. The fair value of each option granted is estimated on the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions; risk-free interest rates of 4.4%, expected dividend yields of zero, expected life of 10 years, and expected volatility of 147.95%. The options vested immediately and were valued in total at $2,366,186. Options granted under the Plan are subject to the Plan being approved by the stockholders of the Company within one year from the date the Plan was adopted.

During January 2008 the Company issued 1,000,000 warrants valued at $1,104,103, to purchase stock for consulting services. The warrants vested immediately.  The fair value of each warrant granted is estimated on the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions; risk-free interest rates of 4.40%, expected dividend yields of zero, expected life of 10 years, and expected volatility of 147.95%.

During August 2008, the Company issued 450,000 warrants valued at approximately $338,000 to purchase stock for services rendered.  The warrants vest over various terms.  During the year ended August 31, 2008, the Company recognized compensation expense of $216,479.  The fair value of each warrant granted is estimated on the date granted using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rates of 3.74% to 3.97%, expected dividend yields of zero, expected life of 10 years and expected volatility of 136.94% to 140.60%.

On January 22, 2008, the Company completed a private placement of 1,350,000 shares of its common stock at a purchase price of $1.00 per share to persons who were not “U.S. Persons” within the meaning of Regulation S (“Regulation S”) promulgated under the Securities Act of 1933, as amended (the “Securities Act”).  The Company received gross proceeds from the placement of $1,350,000 and net proceeds of approximately $1,258,600 after deducting $30,000 in placement fees paid to registered investment dealers in Canada and other offering costs. The foregoing sales of common stock were made in reliance on the exemption from registration provided by Regulation S.  Each of the purchasers signed a subscription agreement containing the representations required by Regulation S  and the certificates for the shares will be stamped with restricted stock legends indicating the shares have not been registered under the Securities Act, have been issued in reliance on the exemption from registration provided by Regulation S, and may not be reoffered or sold except in accordance with the provisions of Regulation S, pursuant to registration under the Securities Act or an available exemption from registration under the Securities Act.

In August 2008, we entered into a promissory note with NSC Investments Ltd. (“NSC”) for a sum of $250,000.  Under this promissory note, interest is to be prepaid at the commencement of each quarter by us issuing 16,000 share of our common stock.  The unpaid principal balance of the promissory note is due and payable in full on the sale of any assets of the Company or November 1, 2008. Further consideration for the loan shall consist of 150,000 shares of our common stock at the funding, 50,000 shares of our common stock at the beginning of the next month, and 100,000 shares at the beginning of the next month.  This promissory note was extended until February 1, 2009. We agreed to pay 39,000 shares of our common stock as interest and additional issuance of 100,000 shares of our common stock.

NOTE 6 - COMMITMENTS AND CONTINGENCIES (need update info)

We lease 9,678 square feet of office space from John D. Howard Family Limited Partnership at a rate of $19,536 per month.  Our lease started on May 1, 2008 and ends on April 30, 2010.  Our corporate offices are located at 2921 West Olive Avenue, Burbank, California 91505.  Future lease commitments are $234,432 and $156,288 for the years ended August 31, 2009 and 2010, respectively. The Company incurred rent expense of $150,294 and $15,724 in 2008 and 2007, respectively. There is a minimal cost of living increase to our rent each year.

Employment Agreement

Concurrent with the completion of the acquisition the Company entered into an employment agreement with Paul E. Fishkin which was effective as of July 16, 2007. Prior to the agreement, Mr. Fishkin received no annual compensation.

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

NOTE 7 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”.  SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.  The Company has available at August 31, 2008 and 2007, an operating loss carryforward of approximately $2,900,000 and $600,000, respectively which may be applied against future taxable income and which expires in various years through 2028.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The net deferred tax asset is approximately $2,451,000 as of August 31, 2008, with an offsetting valuation allowance of the same amount.  The change in the valuation allowance for the year ended August 31, 2008 and 2007 is approximately $2,212,000 and $238,000, respectively.

Substantial changes in the company’s ownership have occurred, and therefore there is an annual limitation of the amount of Parents’ pre-acquisition net operating loss carryforward which can be utilized.  Accordingly, only the post-acquisition net operating loss carryforward has been included for Parent.

The reconciliation of the provision (benefit) for income taxes computed at the U.S. federal statutory rate to the Company’s effective tax rate for the years ended August 31, 2008 and 2007 is as follows:

	2008	2007
Federal benefit at Statutory rate	$1,880,000	$204,000
State income tax, net of federal benefit	332,000	34,000
Change in valuation allowance	(2,212,000)	(238,000)

Provision (Benefit) for income taxes	$-	$-

NOTE 8 - RELATED PARTY TRANSACTIONS

During the 2007 fiscal year, the Company utilized office space at the residence of its president at no charge to the Company.  Subsequent to the end of the 2007 fiscal year, the Company relocated its offices to 2921 West Olive Avenue, Burbank, California, which space is leased from an unrelated third party.

On June 8, 2007, the Company, then named Medusa Style Corporation, entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with En2Go Nevada and its stockholders, Paul E. Fishkin, Kevin R. Griffith and Tolga F. Katas. Pursuant to the Share Exchange Agreement, on July 16, 2007, we acquired all the issued and outstanding shares of En2Go Nevada in exchange for 27,800,000 shares of our common stock and En2Go Nevada became a wholly owned subsidiary of the Company.   In addition, concurrently with the closing of the transactions contemplated by the Share Exchange Agreement, a former principal stockholder of the Company transferred 10,750,000 shares of the Company’s common stock to the three stockholders of En2Go Nevada.  Following the completion of such transactions, the Company had a total of 49,800,000 shares of common stock issued and outstanding, of which 38,550,000 shares or 77.4% were held by the former stockholders of En2Go Nevada.  As a result of this transaction, Messrs. Fishkin, Griffith and Katas became the beneficial owners of approximately 77.4% of our outstanding capital stock.

Bruce Schmidt, a stockholder and former officer of the Company previously loaned the Company $31,649 for expenses paid on behalf of the Company.  The amount due was non-interest bearing, had no stated terms of repayment and was unsecured.  Such amount was repaid in full during the 2007 fiscal year.

During the fiscal year ended August 31, 2008, Paul Fishkin, our President and CEO was paid $173,500 for his services. Additionally, Mr. Fishkin was granted 1,000,000 options to purchase our Common Stock at $1.00.  The value of the option grant was $1,183,093.

During the fiscal year ended August 31, 2008, Tolga Katas, our Chief Technology Officer and director was paid $298,050 for his services as Chief Technology Officer. Additionally, Mr. Katas was granted 1,000,000 options to purchase our Common Stock at $1.00. The value of the option grant was $1,183,093.

During the fiscal year ended August 31, 2008, Ted Cohen, our director was paid $95,000 for his services as a consultant to the Company.

Note 9 – OPTIONS AND WARRANTS

Stock Options

2007 Stock Plan

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

In November 2007, 2,000,000 stock options were granted with an exercise price equal to fair value at the date of grant.  The term of the options granted under the Plan could not exceed 10 years and the stock options granted were vested immediately.

On August 1, 2008, we agreed to issue 300,000 to certain board members for their services to the board..

During the year ended August 31, 2008, the estimated value of the compensatory common stock purchase options granted to non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions: expected term of 10 years, a risk free interest rate of 3.97% to 4.40%, a dividend yield of 0% and volatility of 136.94% to 147.95%. The amount of the expense charged to operations for compensatory options granted in exchange for services was $2,582,664.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees and non-employees of the Company. These options were granted in lieu of cash compensation for services performed.

	Shares	Weighted Average Exercise Price
Outstanding, beginning of the year ended August 31, 2007	-

Granted	2,300,000	$0.97

Expired / Cancelled	-

Exercised	-	-

Outstanding, end of the year ended August 31, 2008	2,300,000	$0.97

Exercisable	2,300,000	$0.97

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These options were granted in lieu of cash compensation for services performed or financing expenses.

	Options Outstanding		Options Exercisable
Year	Exercise Price	Number shares outstanding	Weighted Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
2008	$1.00	2,000,000	9.17	2,000,000	$1.00
2008	$0.60 – 0.90	300,000	9.92	120,000	$0.73
Total		2,300,000		2,120,000

Stock Warrants

In connection with the January 2008 private placement, we issued as compensation for the services provided in the fund raising 1,000,000 warrants to purchase common stock at an exercise price of $1.00 per share.  The warrants have a term of five years commencing with the date of issuance and are entitled to “piggy back” registration rights.

The Company has determined the estimated value of the compensatory warrants granted to non-employees in exchange for services and financing expenses using the Black-Scholes pricing model and the following assumptions: expected term of 1year, a risk free interest rate of 4.40%, a dividend yield of 0% and volatility of 147.95% in 2008.

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses of $1,104,103.

	Warrants Outstanding			Warrants Exercisable
Year	Exercise Price	Number shares outstanding	Weighted Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
2008	$1.00	1,000,000	4.17	1,000,000	$1.00
Total		1,000,000		1,000,000

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at August 31, 2007	-	$-

Granted	1,000,000	1,00
Exercised	-	0.00
Cancelled	-	0.00
Outstanding at August 31, 2008	1,000,000	$1.00

Note 10 – EARNINGS PER SHARE

Basic Loss Per Share - The computation of basic and diluted loss per common share is based on the weighted average number of shares outstanding during each period.

	August 31,
	2008	2007
NET LOSS	$(7,830,062)	$(602,659)

BASIC LOSS PER COMMON SHARE	$(0.15)	$(0.02)
BASIC WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	51,191,200	32,573,585

The following table sets forth common stock equivalents (potential common stock) for the years ended August 31, 2008 and 2007 that are not included in the loss per share calculation above because their effect would be anti-dilutive for the periods indicated:

	Year Ended August 31,
	2008	2007
Weighted average common stock equivalents:
Plan Stock Options	2,120,000	—
Non-Plan Stock Options	—	—
Warrants	1,000,000	—

Note 11 – SUBSEQUENT EVENTS

In September 2008, we entered into a subscription agreement with Richard Genovese and/or his affiliates (collectively “Genovese”) where by Genovese purchased 1,000,000 shares or our common stock and 1,000,000 warrants with an exercise price of $0.20 for $150,000.

In October 2008, we entered into an agreement with Euro Trend Trader, Inc. (“ETT”) to provide investor relations and public relations.  We agreed to pay ETT $5,000 start up fees and $3,000 per month thereafter. Additionally, we paid ETT 200,000 shares of our common stock for coverage of the Company by a registered market maker.

In November 2008, we borrowed $5,000 from a consultant to the Company which was payable by December 6, 2008.  The lender was to receive 200 shares of our common stock per month as interest and an additional consideration of 25,000 warrants with an exercise price of $0.25.

In December 2008, we received $250,000 however the board has not approved the transaction.  The agreement would be with Genovese whereby Genovese would advance to the Company $250,000 for a convertible debenture (“Debenture”) for the aggregate principle amount of $250,000.  The Debenture shall be non-interest bearing and would mature on December 5, 2010.  At the holder’s sole discretion, the holder may elect to convert the Debenture, in whole or in part into common shares of the Company at a conversion price of $0.10 per share.  As additional compensation, Genovese would be issued a share purchase warrant certificate for 2,500,000 warrants with each warrant exercisable into one common share at $0.15 per share for a period of three years commencing from the date of the issuance of the warrant certificate.  The Company and Genovese would further agree to establish five (5) mutually agreed upon milestones to be attained no later than September 2009 with each milestone generally occurring approximately every forty five (45) days. In conjunction with the attainment of each individual milestone, Genovese would agree to advance to the Company an additional $250,000. In connection with each $250,000 advance, Genovese would issued an additional $250,000 Convertible Debenture. The Debenture would be non interest bearing and would mature two years from the date of issuance of each subsequent debenture (“Subsequent Debentures”). At the Holder’s sole discretion, the Holder may elect to convert the Subsequent Debentures, in whole or in part, at any time prior to maturity, into common shares of the Company at a conversion price of $0.10 per share. As additional compensation, Genovese would be issued a share purchase warrant certificate for 2,500,000 warrants with each warrant exercisable into one common share at $0.15 per share for a period of three years commencing from the date of the issuance of the warrant certificate for each Subsequent Debenture issued. We would further agreed that (1) Genovese would be granted the right of first refusal/ right of participation in connection with any additional financing of the Company for two (2) years, (2) Genovese would be entitled to two board seats, (3) we would obtain directors and officers insurance, and (4) the parties would work together during December 2008 to address other matters. We offered the convertible notes and warrants in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to “accredited” investors under state securities laws.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

As reported in our current report on Form 8-K filed on November 16, 2007, as amended by the Form 8-K/A filed on December 6, 2007, on November 5, 2007, the Company determined to change its principal independent registered public accounting firm because of the new location of the Company.  Accordingly, on November 9, 2007, the firm of Vellmer & Chang, Chartered Accountants (“Vellmer & Chang”), was dismissed as the principal independent registered accounting firm for the Company and the Company engaged a new principal independent registered public accounting firm to audit its financial statements for the fiscal year ended August 31, 2007.

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

Item 9A(T).  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management with the participation and under the supervision of our Principal Executive Officer and Principal Financial Officer reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 240.13a-15(e) or 15d-15(e)) of the Exchange Act Rule 13a-15 as of the end of the period covered by this report.  Based upon their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective as of the end of the fiscal year covered by this Form 10-K..

(b) Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act and for assessing the effectiveness of internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2008.  In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  This assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.  Based on the results of this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of August 31, 2008.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

(c) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended August 31, 2008 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information.

In August 2008, we entered into a promissory note with NSC Investments Ltd. (“NSC”) for a sum of $250,000.  Under this promissory note, interest is to be prepaid at the commencement of each quarter by us issuing 16,000 share of our common stock.  The unpaid principal balance of the promissory note is due and payable in full on the earlier of the sale of any our assets or November 1, 2008. Further consideration for the loan shall consist of 150,000 shares of our common stock at the funding, 50,000 shares of our common stock at the beginning of the following month, and 100,000 shares at the beginning of the subsequent month.  This promissory note was extended until February 1, 2009. We agreed to pay 39,000 shares of our common stock as interest and additional issuance of 100,000 shares of our common stock. We offered and sold our securities in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to “accredited” investors under state securities laws.

In September 2008, we entered into a subscription agreement with Richard Genovese and/or his affiliates (collectively “Genovese”) where by Genovese purchased 1,000,000 shares or our common stock and 1,000,000 warrants with an exercise price of $0.20 for $150,000. We offered and sold our securities in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to “accredited” investors under state securities laws.

In October 2008, we entered into an agreement with Euro Trend Trader, Inc. (“ETT”) to provide investor relations and public relations.  We agreed to pay ETT $5,000 start up fees and $3,000 per month thereafter. Additionally, we paid ETT 200,000 shares of our common stock for coverage of the Company by a registered market maker. We offered and sold our securities in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to “accredited” investors under state securities laws.

In November 2008, we borrowed $5,000 from a consultant to the Company which was payable by December 6, 2008.  The lender was to receive 200 shares of our common stock per month as interest and an additional consideration of 25,000 warrants with an exercise price of $0.25. We offered and sold our securities in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to “accredited” investors under state securities laws.

In December 2008, we received $250,000 however the board has not approved the transaction.  The agreement would be with Genovese whereby Genovese would advance to the Company $250,000 for a convertible debenture (“Debenture”) for the aggregate principle amount of $250,000.  The Debenture shall be non-interest bearing and would mature on December 5, 2010.  At the holder’s sole discretion, the holder may elect to convert the Debenture, in whole or in part into common shares of the Company at a conversion price of $0.10 per share.  As additional compensation, Genovese would be issued a share purchase warrant certificate for 2,500,000 warrants with each warrant exercisable into one common share at $0.15 per share for a period of three years commencing from the date of the issuance of the warrant certificate.  The Company and Genovese would further agree to establish five (5) mutually agreed upon milestones to be attained no later than September 2009 with each milestone generally occurring approximately every forty five (45) days. In conjunction with the attainment of each individual milestone, Genovese would agree to advance to the Company an additional $250,000. In connection with each $250,000 advance, Genovese would issued an additional $250,000 Convertible Debenture. The Debenture would be non interest bearing and would mature two years from the date of issuance of each subsequent debenture (“Subsequent Debentures”). At the Holder’s sole discretion, the Holder may elect to convert the Subsequent Debentures, in whole or in part, at any time prior to maturity, into common shares of the Company at a conversion price of $0.10 per share. As additional compensation, Genovese would be issued a share purchase warrant certificate for 2,500,000 warrants with each warrant exercisable into one common share at $0.15 per share for a period of three years commencing from the date of the issuance of the warrant certificate for each Subsequent Debenture issued. We would further agreed that (1) Genovese would be granted the right of first refusal/ right of participation in connection with any additional financing of the Company for two (2) years, (2) Genovese would be entitled to two board seats, (3) we would obtain directors and officers insurance, and (4) the parties would work together during December 2008 to address other matters. We offered the convertible notes and warrants in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to “accredited” investors under state securities laws.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors

The following table contains information as of August 31, 2008 as to each Director of the Company:

			Held
Name	Age	Title	Position Since
Paul E. Fishkin	64	President, Chief Executive Officer, Chief	July 2007
		Financial Officer, Secretary, Treasurer and Director
Ted Cohen	59	Director, Chief Strategy Officer	August 2008
Tolga F. Katas	41	Director	July 2007
Bruce Schmidt	55	Director	September 2006
Steve Wozniak	57	Director	January 2008

_________________________

Certain biographical information with respect to each of the nominees is set forth below.

Mr. Fishkin graduated from the Philadelphia College of The Sciences with a Bachelor of Science in Pharmacy.  He began his music career in January 1971 as an assistant to Albert Grossman, Bearsville Records founder.  In March 1973 he was elevated to President and co-owner of Bearsville.  He signed and oversaw development of the recording careers of Todd Rundgren and Foghat. He also co-managed Todd Rundgren from 1973-1976.  He resigned from Bearsville in December 1979.  In January 1980 Mr. Fishkin co-founded Modern Records.  He exclusively signed and oversaw the solo recording career of multi-platinum artist, Stevie Nicks, recorded Natalie Cole, and developed the gold artist, Poe.  He also co-managed Rosie O’Donnell in 1984-1985 and co-managed Twisted Sister and Kix from 1989 to 1993 with Mark Puma of Freefall Mgmt.  Mr. Fishkin resigned from Modern Records in April 1997.  Mr. Fishkin was an A & R Consultant from 1998 -2000 for Doug Morris (Chairman of Universal Music Group), and from January 2001 to April 2002, was a consultant for film director, Tom Shadyac for his record label, 333 Music.   Mr. Fishkin founded Fishkin Entertainment Inc. in May 1997 and was its CEO/President until he resigned in December 2006. Fishkin Entertainment was a record production company and artist management company.   Fishkin Entertainment signed musical talent to a recording contract or management contract then sought distribution deals or recording contracts with major distribution lables.  In December 2003, he signed the artist Hush to a recording contract with Geffen Records.  On January 31, 2007 Mr. Fishkin incorporatedEn2Go Nevada with Tolga F. Katas and Christine Marie.  Mr. Fishkin is also president, treasurer and a director of En2Go Nevada.

Ted Cohen

Mr. Cohen was appointed our Chief Strategy Officer in December 2007.  In his previous role as Senior VP Digital Development for EMI Music, he led next-generation digital business development world-wide for the “big four” record companies. Prior to his role at EMI, Cohen served as Executive Vice President of Digital Music Network Inc, where he co-founded and served as Chairman of the ground-breaking Webnoize conferences. Ted is the Managing Partner of TAG Strategic and chairs MidemNet, the international music/technology conference held annually in Cannes.

Tolga F. Katas, Founder, Director

Mr. Katas began his career in music as the founder of Futura Records.  He was its President and CEO from February 1988 until December 1993.  In August 1994, he founded Summit Entertainment.  Mr. Katas was a record producer and executive for both Summit and Futura, garnering numerous chart successes and awards.  He resigned from Summit in December 1997.  In April 1998, he founded Dayinvestor.com, one of the first financial web sites.  He resigned in November 2002.  He was the owner of Tolga Media from March 1985 to July 2005.  He founded TFK Media, Inc. in May 1999 and was its President until August 2003. For these companies, he produced shows and provided network development services for television clients.  He developed numerous successful productions for both independent and major companies.  In January 2003, he founded a website named En2go.com to develop new concepts and unique software applications for Industry, with an emphasis in entertainment. On January 31, 2007, Mr. Katas incorporated En2go Nevada with Paul E. Fishkin and Christine Marie.  Mr. Katas is also a director of En2Go Nevada.

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

Steve Wozniak, Director

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

Certain Legal Proceedings

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of equity securities of the Company.  Officers, directors, and greater than 10% stockholders are required to furnish the Company with copies of all Section 16(a) forms they file. Based on the copies of the reports and other written assurances provided to it, the Company believes that all reports required by Section 16(a) for transactions during the 2008 fiscal year were timely filed except that the following reports were filed late: (i) the Form 4 for Paul E. Fishkin, President and CEO, filed November 16, 2007; (ii) the Form 4 for Tolga F. Katas, Director, filed November 16, 2007; (iii) the Form 3/A for Paul E. Fishkin, President and CEO, filed on December 14, 2007;  (iv) the Form 3/A for Kevin R. Griffith, principal stockholder, filed on December 14, 2007;  and (v) the Form 3/A for Tolga F. Katas, Director, filed on December 14, 2007.

Code of Ethics

The Company has adopted a Code of Ethics that applies to its executive officers, including its principal executive, financial and accounting officers.  A copy of the Company’s Code of Ethics is included as an exhibit to the Company’s 2007 Form 10-KSB and a copy will be provided to any stockholder upon written request to the Secretary of the Company.

Nominating Committee

The Company does not currently have a standing nominating committee and the Company’s entire Board of Directors performs the functions that would customarily be performed by a nominating committee.  The Board of Directors does not believe a separate nominating committee is required at this time due to the size and scope of the Company’s business operations and the limited resources of the Company.

The Company’s stockholders may recommend candidates for nomination as directors.  Any such recommendations should include the nominee’s name, home and business addresses and other contact information, detailed biographical data, and qualifications for board membership, along with information regarding any relationships between the candidate and the Company within the last three fiscal years.  Any such recommendations should be sent to: En2Go International, Inc., 2921 West Olive Ave., Burbank, California 91505, Attn:  President.

There have been no recommended nominees from the Company’s stockholders.  The Company pays no fees to third parties for evaluating or identifying potential nominees.

Audit Committee

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

Item 11.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us during the fiscal year ended August 31, 2008 and 2007.  .

Summary Compensation Table

Name and Principal Position	Fiscal Year		Salary	Bonus	Stock Awards		Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation		Total

Paul E. Fishkin, President, CEO, CFO(1) and Director	2008 2007		$172,000 75,665	-	-		$1,184,723 -	-	-	-		$1,356,723 75,665

Bruce Schmidt, Former President, CEO and CFO(2) and Director	2008 2007	$	- -	- -	- -	$	- -	- -	- -	- -	$	- -

Tolga F. Katas, Chief Technology Officer and Director	2008		$298,500	-	-		$1,184,723					$1,482,773

Ted Cohen, Director	2008		$95,000	-	-		$-	-	-	-		$95,000

(1)

Mr. Fishkin became an executive officer of the Company in July 2007 at the time of the En2Go Nevada acquisition. The annual compensation shown in this table includes the amount Mr. Fishkin received from En2Go Nevada prior to the consummation of the Company’s acquisition of En2Go Nevada in a reverse acquisition transaction.

(2)

Mr. Schmidt resigned from all officer positions with the Company in July 2007 at the time of the En2Go Nevada acquisition.  Mr. Schmidt did not receive any compensation for his services.

Employment Agreements

Paul E. Fishkin.  In connection with the En2Go Nevada acquisition, we approved an employment agreement with Paul E. Fishkin, which was entered into concurrently with the completion of the acquisition. The employment agreement was effective as of July 13, 2007.  Under the terms of the agreement, Mr. Fishkin agreed to continue as EN2Go’s President, Chief Executive Officer and Director.  Pursuant to the agreement, Mr. Fishkin will receive an annual base salary of not less than $90,000 per year, incentive compensation as determined by the Board and reimbursement of all ordinary and reasonable out-of-pocket business expenses he incurs.  The agreement is for an initial term ending July 13, 2008 and automatically renews each year thereafter unless terminated by either party by written notice given at least 180 days prior to the expiration of the agreement. We may terminate the agreement for cause (as defined in the agreement).

Tolga F. Katas.  In connection with the En2Go Nevada acquisition, we approved an employment agreement with Tolga F. Katas, which we entered into concurrently with the completion of the acquisition. The employment agreement was effective as of July 13, 2007. Prior to the agreement, Mr. Katas received no annual compensation.  Under the terms of the agreement, Mr. Katas agreed to continue as a Director.  Pursuant to the agreement, Mr. Katas will receive an annual base salary of not less than $90,000 per year, incentive compensation as determined by the Board and reimbursement of all ordinary and reasonable out-of-pocket business expenses he incurs.  The agreement is for an initial term ending July 13, 2008 and automatically renews each year thereafter unless terminated by either party by written notice given at least 180 days prior to the expiration of the agreement. We may terminate the agreement for cause (as defined in the agreement).

Options Exercised and Year-End Option Values

The following table sets forth certain information regarding the value of unexercised options held by the named executive officer as of August 31, 2008.

	OPTION AWARDS			STOCK AWARDS
NAME	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) EXERCISABLE	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) UNEXERCISEABLE	EQUITY INCENTIVE PLAN AWARDS: NUMBER OF SECURITIES UNDERLYING UNEXERCISED UNEARNED OPTIONS (#)	OPTION EXERCISE PRICE ($)	OPTION EXPIRATION DATE	NUMBER OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED (#)	MARKET VALUE OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED ($)	EQUITY INCENTIVE PLAN AWARDS: NUMBER OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED (#)	EQUITY INCENTIVE PLAN AWARDS: MARKET OR PAYOUT VALUE OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Paul Fishkin	-	-	1,000,000	$ 1.00	11/__/17	-	-	-	$ 1,183,093
Tolga Katas	-	-	1,000,000	$ 1.00	11/__/17	-	-	-	$ 1,183,093

(1)

The Company determined that the market value of its common stock as is reflected on the OTCBB.

Stock Option Grants

During November 2007, the Board of Directors authorized the granting of options to purchase 2,000,000 shares of common stock at $1.00 per share. The fair value of each option granted is estimated on the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions; risk-free interest rates of 4.4%, expected dividend yields of zero, expected life of 10 years, and expected volatility of 150%. The options vested immediately and were valued in total at $2,366,186. Options granted under the Plan are subject to the Plan being approved by the stockholders of the Company within one year from the date the Plan was adopted.

Stock Option Plan

2007 Stock Plan

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

Compensation of Directors

During the 2008 fiscal year, our directors did not receive any compensation for serving in their capacity as directors. In connection with the appointment of Steve Wozniak to the Company’s board of directors in January 2008, the Company agreed to issue Mr. Wozniak 1,000,000 shares of the Company’s common stock however, as of the date hereof, such shares had not been issued.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of December 15, 2008, regarding the beneficial ownership of the Company’s Common Stock of (i) each person known to the Company to be the beneficial owner, within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), of more than 5% of the outstanding shares of Common Stock, (ii) each Director of the Company, (iii) each executive officer of the Company named in the Summary Compensation Table (see “Executive Compensation”) and (iv) all executive officers and Directors of the Company as a group.  Unless otherwise indicated, the address of each named beneficial owner is c/o EN2GO International, Inc., 2921 West Olive Avenue, Burbank, California 91505. Except to the extent indicated in the footnotes, each of the beneficial owners named below has sole voting and investment power with respect to the shares listed.  On such date, there were 51,366,000 shares of the Company’s common stock issued and outstanding.

		Number of
Name(1)	Shares Owned	Percent of Class

Principal Stockholders
Kevin R. Griffith(2)	12,350,000	24.14%
4539 N. Vintage Drive
Provo, Utah 84604

Officers and Directors
Paul E. Fishkin(3)	13,725,000	26.3%

Tolga F. Katas(4)	13,850,000	26.6%

Bruce Schmidt	300,000	0.6%

Steve Wozniak(5)	-	-

Ted Cohen	-	-

All Officers and Directors	27,875,000	52.4%
as a Group (5 persons)(3)(4)(5)

________________________________

(1)

Unless otherwise indicated, all shares are held beneficially and of record by the person indicated. Unless otherwise indicated, the address for each person in this table is 2921 West Olive Avenue, Burbank, California 91505.

(2)

Includes 12,000,000 shares owned of record by Galileo Partners, LLC, a Colorado limited liability company, which the Company believes may be deemed to beneficially owned by Mr. Griffith as a result of his status as the manager of such company.

(3)

Includes currently exercisable stock options entitling Mr. Fishkin to acquire 1,000,000 shares of the Company’s common stock.  In calculating the percentage interest of such stockholder, the number of the Company’s issued and outstanding shares of common stock has been increased by the number of stock options held by such person.

 (4)

Includes currently exercisable stock options entitling Mr. Katas to acquire 1,000,000 shares of the Company’s common stock.  In calculating the percentage interest of such stockholder, the number of the Company’s issued and outstanding shares of common stock has been increased by the number of stock options held by such person.

(5)

In connection with the appointment of Steve Wozniak to the Company’s board of directors, the Company agreed to issue Mr. Wozniak 1,000,000 shares of the Company’s common stock however, as of the date hereof, such shares had not been issued.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

During the fiscal year ended August 31, 2008, Ted Cohen, our director was paid $95,000 for his services as a consultant to the Company.

Item 14.  Principal Accountant Fees and Services

The Board of Directors has appointed Chisholm, Bierwolf & Nilson LLC (“CB&N”), independent auditors, as the Company’s independent registered public accounting firm for the fiscal year ending August 31, 2008.   CB&N has audited our financial statements since August 31, 2007.

As reported in our current report on Form 8-K filed on November 16, 2007, as amended by the Form 8-K/A filed on December 6, 2007, on November 5, 2007, the Company determined to change its principal independent registered public accounting firm because of the new location of the Company.  Accordingly, on November 9, 2007, the firm of Vellmer & Chang, Chartered Accountants (“Vellmer & Chang”), was dismissed as the Company’s principal independent registered accounting firm and the Company engaged a new principal independent registered public accounting firm to audit its financial statements for the fiscal year ended August 31, 2007.

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

On November 5, 2007, the Company engaged CB&N as its new principal independent registered accounting firm to audit the Company’s financial statements for the fiscal year ended August 31, 2007.  The Company’s Board of Directors recommended and approved the engagement of CB&N.

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

Audit Fees

During the fiscal year ended August 31, 2007, fees for services provided by Vellmer & Chang were as follows:

Fiscal Year Ended
August 31,
2007

Audit Fees	$3,182
Audit-Related Fees	0
Tax Fees	0
All Other Fees	0

Total	$3,182

During the fiscal year ended August 31, 2008, fees for services provided by CB&N were as follows:

Fiscal Year Ended
August 31, 2008

Audit Fees	$12,109
Audit-Related Fees	0
Tax Fees	0
All Other Fees	0

Total	$12,109

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

 Tax Fees

During 2008, our principal accountant did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During 2008, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

The Board’s policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally detailed as to the particular service or category of services and is generally subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the Board regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The Board may also pre-approve particular services on a case-by-case basis.

The Board has determined that the rendering of the services other than audit services by CB&N is compatible with maintaining the principal accountant’s independence.

1. Audit services include audit work performed in the preparation of financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

2. Audit-Related services are for assurance and related services that are reasonably related to the audit or review of our financial statements.

3. Tax services include all services performed by the independent auditor’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

4. Other Fees are those associated with products or services not captured in the other categories.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)

The following documents are filed as a part of this Report:

1.

Financial Statements.   The following financial statements of En2Go International, Inc. are included in Item 8:

Report of Independent Registered Public Accounting Firm.

Balance Sheets as of August 31, 2008 and 2007.

Statements of Operations for the year ended August 31, 2008, for the year ended August 31, 2007 and for the period October 1, 2006 (date of entering Development Stage) through August 31, 2008.

Statements of Stockholders’ Equity (Deficit) for the year ended August 31, 2008, for the year ended August 31, 2007 and for the period October 1, 2006 (date of entering Development Stage) through August 31, 2008.

Statements of Cash Flows for the year ended August 31, 2008, for the year ended August 31, 2007 and for the period October 1,2006 (date of entering Development Stage) through August 31, 2008.

Notes to Financial Statements.

2.	Financial Statement Schedule(s):

 All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

3.	Exhibits:

Number	Description

3.1*	Restated Certificate of Incorporation of En2Go International, Inc. Dated August 15, 2007 (incorporated by reference to the Company’s Form 10-K filed on December 14, 2007).

3.2*	Bylaws of En2Go International, Inc. (incorporated by reference from our Registration Statement on Form SB2 filed October 25, 2002.

10.1*	En2Go International, Inc. Stock Option Plan (incorporated by reference to the Company’s Form 10-K, for the year ended June 30, 2000, filed on November 16, 2007).

10.2*	License Agreement with Christine Marie dated as of June 4, 2007 (incorporated by reference to the Company’s Form 10-K filed on December 14, 2007).

10.3*	Share Exchange Agreement with En2Go, Inc. and its Stockholders dated as of June 8, 2007 (incorporated by reference to the Company’s Form 10-K filed on December 14, 2007).

10.4*	Employment Agreement, dated as of July 16, 2007, by and between EN2GO International Inc. and Paul E. Fishkin. (incorporated by reference to the Company’s Form 8-K filed on July 18, 2007).

10.5*	Employment Agreement, dated as of July 16, 2007, by and between EN2GO International Inc. and Tolga Katas. (incorporated by reference to the Company’s Form 8-K filed on July 18, 2007).

10.6*

Investor Relations and Corporate Communications Agreement, dated as of January 23, 2008, by and between EN2GO International Inc. and Connect Capital LTD.. (incorporated by reference to the Company’s Form 8-K filed on January 22, 2008).

10.7*

Investor Relations and Corporate Communications Agreement, dated as of January 23, 2008, by and between EN2GO International Inc. and Connect Corporate Communications, Inc. (incorporated by reference to the Company’s Form 8-K filed on January 22, 2008).

10.8*	Agreement for Settlement and Forgiveness of Debt, dated as of February 5, 2008 (incorporated by reference to the Company’s Form 10-QSB filed on April 18,2008).

10.9*	Amended and Restated En2go International, Inc. 2007 Stock Option plan, Dated July 1, 2008. (incorporated by reference to Exhibit A in the Company’s Definitive Proxy Statement filed on July 16, 2008.

10.10	Convertible Promissory Note as Amended, dated August 1, 2008 by and between EN2GO International, Inc. and NSC Investments Ltd.

10.11	Share Purchase Agreement, dated September 11, 2008, by and between EN2GO International, Inc. and Richard Genovse.

14.1*	Code of Ethics and Business Conduct. (incorporated by reference to the Company’s Form 8-K filed on July 18, 2007).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* filed previously

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EN2GO INTERNATIONAL, INC.
Date: December 15, 2008
By: /s/ PAUL FISHKIN
Paul Fishkin
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DIRECTORS:

Signature	Title	Date

/s/ Paul Fishkin	Chairman	December 15, 2008
Paul Fishkin, Ed.D.	and Director

/s/ Tolga F. Katas	Director	December 15, 2008
Tolga F. Katas

/s/ Bruce Schmidt	Director	December 15, 2008
Bruce Schmidt

/s/ Steve Wozniak	Director	December 15, 2008
Steve Wozniak

/s/ Ted Cohen	Director	December 15, 2008
Ted Cohen