Form 10-Q
period 2008-11-30
EN2GO INTERNATIONAL INC
filed 2009-01-20
CIK 1200528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended November 30, 2008

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number 000-50480

EN2GO INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0389557
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2921 W Olive Ave, Burbank, California, 91505

 (Address of principal executive offices)

(818) 433-7191
(Issuer’s telephone number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 53,955,000 shares of $0.00001 par value common stock issued and outstanding as of January 12, 2009.

EN2GO INTERNATIONAL, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EN2GO INTERNATIONAL, INC. AND SUBSIDIARY
(a development stage company)
Consolidated Balance Sheets
	November 30,	August 31,
	2008	2008
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$24,414	$9,074
Prepaid expenses	20,336	20,336
TOTAL CURRENT ASSETS	44,750	29,410

PROPERTY AND EQUIPMENT, net	100,588	111,746

TOTAL ASSETS	$145,338	$141,156

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$626,290	$253,384
Accrued expense	46,503	136,926
Notes payable	255,000	250,000
TOTAL CURRENT LIABILITIES	927,793	640,310

TOTAL LIABILITIES	927,793	640,310

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT):
Common stock, $.00001 par value, 100,000,000 shares authorized, and 53,716,000 and 52,316,000 shares issued and outstanding at November 31, 2008 and August 31, 2008, respectively	537	524
Capital in excess of par value	8,391,865	7,939,443
Prepaid stock compensation	--	(6,400)
(Deficit) accumulated during the development stage	(9,174,857)	(8,432,721)
Total stockholders’ (deficit)	(782,455)	(499,154)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$145,338	$141,156

The accompanying notes are an integral part of these consolidated financial statements.

EN2GO INTERNATIONAL INC. AND SUBSIDIARY

(a development stage company)

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended November 30,		Period from inception (January 31, 2007) through November 30,
	2008	2007	2008
REVENUES	$—	$—	$—
COST OF GOODS SOLD	—	—	—
GROSS PROFIT	—	—	—
OPERATING EXPENSES
General and administrative expenses	598,899	307,642	3,487,703
Stock issued for services	72,435	2,366,186	5,617,203
Total operating expenses	671,334	2,673,828	9,104,906
LOSS FROM OPERATIONS	(671,334)	(2,673,828)	(9,104,906)
OTHER INCOME (EXPENSE):
Other income	5,599	—	29,770
Interest expense	(76,400)	(3,740)	(99,720)
Total other income (expense)	(70,801)	(3,740)	(69,950)

LOSS BEFORE PROVISION FOR INCOME TAXES	(742,136)	(2,677,568)	(9,174,856)

Provision for income taxes	—	—	—

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(742,136)	$(2,677,568)	$(9,174,856)

NET LOSS PER SHARE OF COMMON STOCK—Basic and diluted	$(0.01)	$(0.05)

WEIGHTED AVERAGE SHARES OUTSTANDING—Basic and diluted	53,220,945	49,800,000

The accompanying notes are an integral part of these consolidated financial statements.

EN2GO INTERNATIONAL INC. AND SUBSIDIARY

 (a development stage company)

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended November 30,		Period from inception (January 31, 2007) through November 30,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(742,136)	$(2,677,568)	$(9,174,857)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	11,158	942	33,310
Options, warrants and common stock issued for services rendered	72,435	2,369,447	5,617,203
Debt financing costs	76,400	-	206,600
Changes in operating assets and liabilities:
Prepaid expense	-	(9,500)	(20,336)
Accounts payable	372,906	(4,447)	626,290
Accrued expense	(90,423)	6,162	46,503
Net cash used in operating activities	(299,660)	(295,964)	(2,803,487)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(14,314)	(133,898)
Net cash used in investing activities	-	(14,314)	(133,898)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	165,000	-	765,000
Repayment of notes payable	-	-	(350,000)
Proceeds from issuance of common stock, net of offering costs	150,000	-	2,408,599
Net cash provided by financing activities	315,000	-	2,961,799
NET (DECREASE) INCREASE IN CASH	15,340	(310,278)	24,414
CASH Beginning of period	9,074	556,000	-
CASH End of period	$24,414	$245,722	$24,414

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—	$—
Income taxes	—	—	—

The accompanying notes are an integral part of these consolidated financial statements.

Supplemental Schedule of Noncash Investing and Financing Activities:

In September 2008, we entered into a subscription agreement with Richard Genovese and/or his affiliates (collectively “Genovese”) whereby Genovese purchased 1,000,000 shares of our common stock and 1,000,000 warrants with an exercise price of $0.20 for $150,000.

In October 2008, we entered into an agreement with Euro Trend Trader, Inc. (“ETT”) to provide investor relations and public relations. We agreed to pay ETT $5,000 start up fees and $3,000 per month thereafter. Additionally, we paid ETT 200,000 shares of our common stock for coverage of the Company by a registered market maker.  Also in October we issued 100,000 shares to NSC Investments Ltd. related to investor relations.

In November 2008, we borrowed $5,000 from a consultant to the Company which was payable by December 6, 2008.  The lender was to receive 200 shares of our common stock per month as interest and an additional consideration of 25,000 warrants with an exercise price of $0.25.

EN2GO INTERNATIONAL, INC. AND SUBSIDIARY

(a development stage company)

Notes to Consolidated Financial Statements

(UNAUDITED)

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

Basis of Presentation and Going Concern Uncertainty

Our consolidated financial statements have been prepared assuming that we will continue as a going concern.  However, we have sustained losses and as of November 30, 2008, we have no business operations and have a net working capital deficiency and a negative cash flow from operations.  These conditions, among others, give rise to substantial doubt about our ability to continue as a going concern.  Management is continuing to seek additional equity capital.  Until such time, we anticipate our working capital needs will be funded through notes payable.  Management believes these steps will provide us with adequate funds to sustain our continued existence.  There is, however, no assurance that the steps taken by management will meet all of our needs or that we will continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Development Stage Activities

Since inception we have not conducted any business operations. All of our operating results and cash flows reported in the accompanying consolidated financial statements from January 31, 2007 through November 30, 2008 are considered to be those related to development stage activities and represent the 'cumulative from inception' amounts from our development stage activities required to be reported pursuant to Statements of Financial Accounting Standards (SFAS) No. 7, Development Stage Enterprises.

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

Cash Concentration

We consider all short-term securities purchased with a maturity of three months or less to be cash equivalents. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits.  Management does not believe the Company is exposed to significant credit risk.  Management, as well, does not believe the Company is exposed to significant interest rate and foreign currency fluctuation risks during the period presented in these consolidated financial statements.  As of November 30, 2008, there are no amounts that exceed the federally insured limits.

Property and Equipment

Property and equipment are stated as cost less accumulated depreciation.  Depreciation is provided on a straight line basis over the estimated useful lives of the assets from one to five years.  Maintenance and repairs are charged to expense as incurred and major improvements are capitalized.  Gains or losses on sales or retirements are recognized in income.

Revenue Recognition

Through the period from inception through November 30, 2008, the Company had not yet generated any revenues.  However, the Company plans to recognize its revenue according to the provisions of Staff Accounting Bulletin 104, which takes into account the completion of the transaction, delivery of the product, a final fixed or determinable price, and that collectability is reasonably assured.

Loss per Share

The Company computes loss per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share,” which requires the Company to present basic and dilutive loss per share when the effect is dilutive.

Impairment of Long-Lived Assets

The Company has adopted the provisions of SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets to be Disposed of”. SFAS No. 144 established procedures for review of recoverability, and measurement of impairment whenever events of changes in circumstances indicated that the carrying amount of long-lived assets may not be recoverable.  SFAS No. 144 also requires that long-lived assets to be disposed of other than by sale shall continue to be classified as held and used until disposal.  Further, SFAS No. 144 specifies the criteria for classifying long-lived assets as “held for sale” and requires that long-lived assets to be disposed of by sale be reported at the lower of carrying amount or fair value less estimated selling costs.  Management believes that there has not been any impairment of the Company’s long-lived assets at November 30, 2008 and 2007.

Advertising Costs

Advertising costs are charged to operations in the period incurred.  During the quarters ended November 30, 2008 and 2007, the Company incurred $1,356 and $-0- in advertising costs, respectively.

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

Adoption of New Accounting Pronouncement

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”).” FIN 48 clarifies the accounting for uncertainties in income taxes recognized in a company’s consolidated financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attributable for financial disclosure of tax positions taken or expected to be taken on a tax return.  Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  We adopted the provision of FIN 48 as of September 1, 2007.  The adoption of FIN 48 did not impact our financial position, results of operations or cash flows for the twelve months ended November 30, 2008. Tax returns for the Company’s fiscal years ended November 30, 2008, and 2007 are subject to examination by the Internal Revenue Service.

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

Note 3 – PROPERTY AND EQUIPMENT

Property and Equipment consists of the following:

	November 30,	August 31,
	2008
Computer Equipment	$23,897	$23,897
Other Equipment	110,000	110,000
Total	133,897	133,897
Accumulated Depreciation	(33,309)	(22,151)

Total Property and Equipment (net)	$100,588	$111,746

Depreciation expense was $11,158 and $943 for the quarters ended November 30, 2008 and 2007.  In April 2008, we purchased person property from Orangebox Entertainment, Inc. out of receivership for $110,000.  The personal property consisted of production equipment, computers and furnishings.

NOTE 4 – NOTES PAYABLE

	November 30,	August 31,
	2008
The Company issued a notes payable of $165,000 and $250,000 during the quarter ended November 30, 2008 and August 31, 2008, respectively.	$415,000	$250,000

Discount on note payable net of amortization	(160,000)

Total	$255,000	$250,000

Interest expense for the three months ended November 30, 2008 and 2007 and the period from January 31, 2007 (inception) through November 30, 2007 was $76,400, $3,740 and $99,720, respectively.

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

On January 15, 2009 we entered into an agreement with Genovese whereby Genovese will advance to the Company $250,000 for a convertible debenture (“Debenture”) for the aggregate principle amount of $250,000. The Debenture shall be non-interest bearing and will mature on December 5, 2010. At the holder’s sole discretion, the holder may elect to convert the Debenture, in whole or in part into common shares of the Company at a conversion price of $0.10 per share.  As additional compensation, Genovese shall be issued a share purchase warrant certificate for 2,500,000 warrants with each warrant exercisable into one common share at $0.15 per share for a period of three years commencing from the date of the issuance of the warrant certificate.  The Company and Genovese further agreed to establish five (5) mutually agreed upon milestones to be attained no later than September 2009 with each milestone generally occurring approximately every forty five (45) days. In conjunction with the attainment of each individual milestone, Genovese agrees to advance to the Company an additional $250,000. In connection with each $250,000 advance, Genovese shall be issued an additional $250,000 Convertible Debenture. The Debenture shall be non interest bearing and will mature two years from the date of issuance of each subsequent debenture (“Subsequent Debentures”). At the Holder s sole discretion, the Holder may elect to convert the Subsequent Debentures, in whole or in part, at any time prior to maturity, into common shares of the Company at a conversion price of $0.10 per share. As additional compensation, Genovese shall be issued a share purchase warrant certificate for 2,500,000 warrants with each warrant exercisable into one common share at $0.15 per share for a period of three years commencing from the date of the issuance of the warrant certificate for each Subsequent Debenture issued. We would further agreed that (1) Genovese would be granted the right of first refusal/ right of participation in connection with any additional financing of the Company for two (2) years, (2) Genovese would be entitled to two board seats, (3) we would obtain directors and officers insurance, and (4) the parties would work together during December 2008 to address other matters. We offered the convertible notes and warrants in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to “accredited” investors under state securities laws.  As of November 30, 2008 a total of $160,000 had been advance against the note.  The amount of the Debenture outstanding at November 30, 2008 was classified as “permanent equity” as capital in excess of par value and a corresponding amount was recorded as a discount against the note payable.  This discount will be amortized over 24 months on a straight-line bases as interest expense.

NOTE 5 - COMMON STOCK

The Company has authorized 100,000,000 shares of common stock with a par value of $.00001. At November 31, 2008 and August 31, 2008, the Company had 53,716,000 and 52,316,000 shares of common stock issued and outstanding, respectively.

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

In September 2008, we entered into a subscription agreement with Richard Genovese and/or his affiliates (collectively “Genovese”) whereby Genovese purchased 1,000,000 shares or our common stock and 1,000,000 warrants with an exercise price of $0.20 for $150,000.

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

NOTE 6 – OPTIONS AND WARRANTS

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

On August 1, 2008, we agreed to issue 300,000 stock options to certain board members for their services to the board.

The estimated value of the compensatory common stock purchase options granted to non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions: expected term of 10 years, a risk free interest rate of 3.97% to 4.40%, a dividend yield of 0% and volatility of 136.94% to 147.95%. During the quarter ended November 30, 2008 and 2007, the amount of the expense charged to operations for compensatory options granted in exchange for services was $30,435 and 2,366,186, respectively.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees and non-employees of the Company. These options were granted in lieu of cash compensation for services performed.

	Shares	Weighted Average Exercise Price
Outstanding, beginning of the year ended August 31, 2007	-	-

Granted	2,300,000	$0.97

Expired / Cancelled	-	-

Exercised	-	-

Outstanding, end of the year ended August 31, 2008	2,300,000	$0.97

Exercisable at August 31, 2008	2,300,000	$0.97

Granted	150,000	$0.71

Expired/Cancelled	-	-

Exercised	-	-

Outstanding, end of the quarter ended November 30, 2008	2,450,000	$0.95

Exercisable	2,450,000	$0.95

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These options were granted in lieu of cash compensation for services performed or financing expenses.

	Options Outstanding		Options Exercisable
Year	Exercise Price	Number shares outstanding	Weighted Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
2008	$1.00	2,000,000	8.92	2,000,000	$1.00
2008	$0.60 – 0.90	300,000	9.67	120,000	$0.73
Total		2,300,000		2,120,000

Stock Warrants

In connection with the January 2008 private placement, we issued as compensation for the services provided in the fund raising 1,000,000 warrants to purchase common stock at an exercise price of $1.00 per share.  The warrants have a term of five years commencing with the date of issuance and are entitled to “piggy back” registration rights.

In September 2008, we entered into a subscription agreement with Richard Genovese and/or his affiliates (collectively “Genovese”) whereby Genovese purchased 1,000,000 shares or our common stock and 1,000,000 warrants with an exercise price of $0.20 for $150,000.

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

	Warrants Outstanding			Warrants Exercisable
Year	Exercise Price	Number shares outstanding	Weighted Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
2008	$1.00	1,000,000	3.92	1,000,000	$1.00
2009	0.20	1,025,000	4.75	1,025,000	0.20
Total		2,025,000		2,025,000

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at August 31, 2007	-	$-

Granted	1,000,000	1.00
Exercised	-	0.00
Cancelled	-	0.00
Outstanding at August 31, 2008	1,000,000	$1.00

Granted	1,025,000	0.20
Exercised	-	0.00
Cancelled	-	0.00
Outstanding at August 31, 2008	2,025,000	$0.60

Note 7 – EARNINGS PER SHARE

Basic Loss Per Share - The computation of basic and diluted loss per common share is based on the weighted average number of shares outstanding during each period.

	For the Three Months Ended November 30,
	2008	2007
NET LOSS	$(742,135)	$(2,677,568)

BASIC LOSS PER COMMON SHARE	$(0.01)	$(0.05)
BASIC WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	53,220,945	49,800,000

The following table sets forth common stock equivalents (potential common stock) for the quarters ended November 30, 2008 and 2007 that are not included in the loss per share calculation above because their effect would be anti-dilutive for the periods indicated:

	For the Three Months Ended November 30,
	2008	2007
Weighted average common stock equivalents:
Plan Stock Options	2,450,000	2,000,000
Non-Plan Stock Options	—	—
Warrants	2,025,000	—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion contains certain statements that constitute “forward-looking statements”. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition or Plan of Operation.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Our future results may differ materially from those currently anticipated depending on a variety of factors, including those described below under “Risks Related to Our Future Operations” and our filings with the Securities and Exchange Commission. The following should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto that appear elsewhere in this report and in conjunction with our 2008 annual report on Form 10-K.

The following  discussion  should be read in conjunction  with the Financial  Statements  and notes  thereto  included in Item 1 of Part I of the Annual Report filed on Form 10-K.

EN2GO Overview

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

• Image Search and Download: eMaculate.   eMaculate is a search engine that is designed to search, download and share digital images on the Web at very high speeds.  It is also to be easy-to-use with a state-of-the-art user interface.  In addition, each captured image contains complete URL information, allowing the user to go straight to the source of the image.  In the typical time it takes to download, save and review a single image using existing search technologies eMaculate users can instantly download 100s of images.  The selected images can be enlarged, minimized, rotated, shared, burned to a disk, corners can be rounded and photo borders can be added.

•  Media: VideoBlox).  VideoBlox is a custom media player that is specifically designed for the entertainment industry.  It plays numerous file formats including mp4, mp3, quicktime and windows media.  It is designed to enable artists to communicate directly with their fan base.  Instead of simple sending a video, the artist will be able to use their own branded player to distribute their music videos and keep in constant contact with their fans. Another unique aspect of this media player is the ability to provide a customized graphical look and feel of its interface.

• Kandictionary is a downloadable personalized dictionary and translator.  It is designed for the desktop and allows users to choose from 80 different databases, including Wikipedia, Dictionary.com, Bible.com and the CIA reference manual.  The user needs only to type in a word and see it defined or displayed in a myriad of different contexts.  When the user rolls his or her cursor over different places on the user interface, the Kandictionary will perform many actions, such as streaming music from an artist that is featured on the user interface.

• En2go Jukebox.  The En2go jukebox is a custom stand-alone media player designed to play the music from social networking sites.  After downloading the media player, a user does not have to be on an artist’s page to hear the artist’s music.  A user can add favorite songs to the media player and listen to the artist’s music while doing other things or visiting other sites.  Furthermore, the user can create a custom playlist by adding songs to the player from different artists.

Critical Accounting Policies and Estimates

Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR60”) issued by the SEC, suggests that companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to the Company’s financial condition and results of operations, and requires significant judgment and estimates on the part of management in its application. For a summary of the Company’s significant accounting policies, including the critical accounting policies discussed below, see the accompanying notes to the consolidated financial statements.

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

We assess the potential impairment of long-lived assets and identifiable intangibles under the guidance of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." which states that a long-lived asset should be tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset exceeds its fair value. An impairment loss is recognized only if the carrying amount of the long-lived asset exceeds its fair value and is not recoverable.

We account for equity instruments issued to consultants and vendors in exchange for goods and services in accordance with the provisions of EITF Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services”, and EITF Issue No. 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other than Employees”. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance with EITF Issue No. 00-18, an asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes. Accordingly, the Company records the fair value of the fully vested, non-forfeitable common stock issued for future consulting services as prepaid expenses in its consolidated balance sheet.

We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There is no assurance that actual results will not differ from these estimates.

See footnotes in the accompanying financial statements regarding recent financial accounting developments.

Results of Operations

For the Three Months  Ended November 30, 2008 and 2007:

We had a net loss of $742,135 for the three months ended November 30, 2008 compared to a net loss of $2,677,568 for the three months end November 30, 2007.  The change is explained below.

Operating Expenses:  Operating expenses were $671,334 and $2,673,828 for the three months ended November 30, 2008 and 2007, respectively.  The decrease of $2,002,494 was primarily due to a decrease in non-cash expense related to various equity compensation of $2,293,751.  This decrease was offset by an increase of $291,257 in General and Administrative expenses as a result of increase operating activities.

Other income (expense):  Other income (expense) was ($70,801) and ($3,740) for the three months ended November 30, 2008 and 2007, respectively. The expense was primarily due interest expense related to notes payable partially offset by interest income.

Liquidity and Capital Resources

Net cash used in operating activities was $299,660 and $295,964 in the three months ended November 30, 2008 and 2007, respectively. The increase of $3,696 in cash used by operating activities was primarily due the increase in development activities offset by an increase in accounts payable of $377,353.   Net cash used in investing activities was $0 and $14,314 in the three months ended November 30, 2008 and 2007, respectively. Investing activities for the three months ended November 30, 2007 resulted from the purchase of computers and furniture.  Net cash provided by financing activities was $315,000 and $0 in the three months ended November 30, 2008 and 2007, respectively.

The Company suffered recurring losses from operations and has an accumulated deficit of $9,174,857 at November 30, 2008. Primarily as a result of our recurring losses and our lack of liquidity, the Company has received a report from our independent auditors that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. We have delayed payment of a substantial amount of accounts payable and accrued expenses and reduced our expenses to a minimum level. Our existing cash and cash equivalents will not be sufficient to fund our operations. Unless we receive liquidity from new purchase orders, obtain additional capital, loans or sell or license assets, we may be required to seek to reorganize our business or discontinue operations and liquidate our assets. There can be no assurance that the Company will be able to secure sufficient financing or on terms acceptable to the Company. If additional funds are raised through the issuance of equity securities, the percentage ownership of our current stockholders is likely to or will be reduced.

In October 2008, we entered into an agreement with Euro Trend Trader, Inc. (“ETT”) to provide investor relations and public relations.  We agreed to pay ETT $5,000 start up fees and $3,000 per month thereafter. Additionally, we paid ETT 200,000 shares of our common stock for coverage of the Company by a registered market maker.

In November 2008, we borrowed $5,000 from a consultant to the Company which was payable by December 6, 2008.  The lender was to receive 200 shares of our common stock per month as interest and an additional consideration of 25,000 warrants with an exercise price of $0.25.  At January 12, 2009, $2,500 was payable on this loan.

On January 15, 2009 we entered into an agreement with Genovese whereby Genovese will advance to the Company $250,000 for a convertible debenture (“Debenture”) for the aggregate principle amount of $250,000.  The Debenture shall be non-interest bearing and will mature on December 5, 2010.  At the holder’s sole discretion, the holder may elect to convert the Debenture, in whole or in part into common shares of the Company at a conversion price of $0.10 per share.  As additional compensation, Genovese shall be issued a share purchase warrant certificate for 2,500,000 warrants with each warrant exercisable into one common share at $0.15 per share for a period of three years commencing from the date of the issuance of the warrant certificate.  The Company and Genovese further agreed to establish five (5) mutually agreed upon milestones to be attained no later than September 2009 with each milestone generally occurring approximately every forty five (45) days. In conjunction with the attainment of each individual milestone, Genovese agrees to advance to the Company an additional $250,000. In connection with each $250,000 advance, Genovese shall be issued an additional $250,000 Convertible Debenture. The Debenture shall be non interest bearing and will mature two years from the date of issuance of each subsequent debenture (“Subsequent Debentures”). At the Holder s sole discretion, the Holder may elect to convert the Subsequent Debentures, in whole or in part, at any time prior to maturity, into common shares of the Company at a conversion price of $0.10 per share. As additional compensation, Genovese shall be issued a share purchase warrant certificate for 2,500,000 warrants with each warrant exercisable into one common share at $0.15 per share for a period of three years commencing from the date of the issuance of the warrant certificate for each Subsequent Debenture issued. We further agreed to the following: Genovese shall be granted the right of first refusal/ right of participation in connection with any additional financing of the Company for two (2) years; Genovese shall be entitled to two board seats; we would obtain directors and officers insurance; and to work together during December to address other matters.

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

Commitments and Contractual Obligations

We own no real estate.  We lease 9,678 square feet of office space from John D. Howard Family Limited Partnership at a rate of $19,536 per month.  Our lease started on May 1, 2008 and ends on April 30, 2010.  Our corporate offices are located at 2921 West Olive Avenue, Burbank, California 91505.

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

Off-Balance Sheet Arrangements

As of November 30, 2008, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management with the participation and under the supervision of our Principal Executive Officer and Principal Financial Officer reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 13a-15(e) or 15d-15(e)) of the Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize, and report information required to be disclosed in the reports we filed under the Exchange Act within the time periods specified in the Securities and Exchange Commission's rules and regulations, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during the three months ended November 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, its properties are not the subject of any such proceedings.

ITEM 1A.  RISK FACTORS

Risk Factors Which May Affect Future Results

The Company wishes to caution that the following important factors, among others, in some cases have affected and in the future could affect the Company’s actual results and could cause such results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company.

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2008, other than as set forth below:

Risks Related To Our Business

We have incurred losses and anticipate continued losses for the foreseeable future.

Our net loss for the three months ended November 30, 2008 was $742,135. From inception at January 31, 2007 through November 30, 2008 we had an accumulated net loss of $9,174,856.  We have not yet achieved profitability and expect to continue to incur net losses until we recognize sufficient revenues from licensing activities, customer contracts, product sales or other sources. Because we have a limited history upon which an evaluation of our prospects can be based, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies seeking to develop new and rapidly evolving technologies. To address these risks, we must, among other things, respond to competitive factors, continue to attract, retain and motivate qualified personnel and commercialize and continue to develop our technologies. We may not be successful in addressing these risks. We can give no assurance that we will achieve or sustain profitability.

Our ability to continue as a going concern is dependent on future financing.

Primarily as a result of our recurring losses and our lack of liquidity, in connection with our fiscal year ended August 31, 2008 we received a report from our independent auditors that includes an explanatory paragraph describing the substantial uncertainty as to our ability to continue as a going concern.  The inclusion of a going concern explanatory paragraph in our independent accountant’s report on our financial statements could have a detrimental effect on our stock price and our ability to raise additional capital.

Our financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have not made any adjustments to the financial statements as a result of the outcome of the uncertainty described above. Accordingly, the value of the Company in liquidation may be different from the amounts set forth in our financial statements.

Our continued success will depend on our ability to continue to raise capital in order to fund the development and commercialization of our products. Failure to raise additional capital may result in substantial adverse circumstances, including our inability to continue the development of our products and our liquidation.

Risks Related To An Investment In Our Stock

Any future sale of a substantial number of shares of our common stock could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital.

Any sale of a substantial number of shares of our common stock (or the prospect of sales) may have the effect of depressing the trading price of our common stock. In addition, these sales could lower our value and make it more difficult for us to raise capital. Further, the timing of the sale of the shares of our common stock may occur at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us.

We cannot predict the size of future issuances of our common stock or the effect, if any, that future issuances and sales of shares of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock (including shares currently held by management and principal shareholders), or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 15, 2009 we entered into an agreement with Genovese with an effective date of November 25, 2008, whereby Genovese advanced to the Company $250,000 for a convertible debenture (“Debenture”) for the aggregate principle amount of $250,000.  The Debenture shall be non-interest bearing and will mature on December 11, 2010.  At the holder’s sole discretion, the holder may elect to convert the Debenture, in whole or in part into common shares of the Company at a conversion price of $0.10 per share.  As part of the Debenture financing, Genovese was issued a share purchase warrant certificate for 2,500,000 warrants with each warrant exercisable into one common share at $0.15 per share for a period of three years commencing from the date of the issuance of the warrant certificate.  The Company and Genovese further agreed to establish five (5) mutually agreed upon milestones to be attained no later than September 2009 with each milestone generally occurring approximately every forty five (45) days. In conjunction with the attainment of each individual milestone, Genovese agrees to advance to the Company an additional $250,000. In connection with each $250,000 advance, Genovese shall be issued an additional $250,000 convertible Debenture. The Debenture shall be non interest bearing and will mature two years from the date of issuance of each subsequent debenture (“Subsequent Debentures”). At the Holder s sole discretion, the Holder may elect to convert the Subsequent Debentures, in whole or in part, at any time prior to maturity, into common shares of the Company at a conversion price of $0.10 per share. As part of each of the Subsequent Debenture issuances, Genovese shall be issued a share purchase warrant certificate for 2,500,000 warrants with each warrant exercisable into one common share at $0.15 per share for a period of three years commencing from the date of the issuance of the warrant certificate. We further agreed that (1) Genovese would be granted the right of first refusal/ right of participation in connection with any additional financing of the Company for two (2) years, (2) Genovese would be entitled to two board seats, (3) we would indemnify our officers and directors to the fullest extent permitted under Nevada law, and (4) we would submit 30 day budgets to our Board beginning in December 2008. We offered the convertible notes and warrants in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to “accredited” investors under state securities laws.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS

(a) Exhibits

10.1	Convertible debenture agreement between Richard Genovese and the Company Dated January 15, 2009. *

10.2	Form Convertible Debenture *

10.3	Form Common Stock Warrant *

31.1	Certification of Chief Executive Officer and Chief Financial pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *

*Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EN2GO INTERNATIONAL, INC. (Registrant)

Date: January 16, 2009	By /s/ Paul E. Fishkin
Paul E. President, Chief Executive
Officer and Chief Financial Officer