Form 10-Q
period 2009-02-28
EN2GO INTERNATIONAL INC
filed 2009-04-20
CIK 1200528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the quarterly period ended February 28, 2009

or

	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
 YES ☑ NO 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer 	Non-accelerated filer 	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
 YES  NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 54,331,800 shares of $0.00001 par value common stock issued and outstanding as of March 31, 2009.

EN2GO INTERNATIONAL, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
EN2GO INTERNATIONAL, INC. AND SUBSIDIARY
(a development stage company)
Consolidated Balance Sheets
	February 28,	August 31,
	2009	2008
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$262,229	$9,074
Prepaid expenses	-	20,336
TOTAL CURRENT ASSETS	262,229	29,410

PROPERTY AND EQUIPMENT, net	114,861	111,746

TOTAL ASSETS	$377,090	$141,156

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$728,904	$253,384
Accrued expense	-	136,926
Notes payable	250,759	250,000
TOTAL CURRENT LIABILITIES	979,663	640,310

TOTAL LIABILITIES	979,663	640,310

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT):
Common stock, $.00001 par value, 100,000,000 shares authorized, and 54,235,000 and 52,316,000 shares issued and outstanding at February 28, 2009 and August 31, 2008, respectively	542	524
Capital in excess of par value	9,788,416	7,939,443
Prepaid stock compensation	-	(6,400)
(Deficit) accumulated during the development stage	(10,391,531)	(8,432,721)
Total stockholders’ (deficit)	(602,573)	(499,154)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$377,090	$141,156

The accompanying notes are an integral part of these consolidated financial statements.

EN2GO INTERNATIONAL INC. AND SUBSIDIARY
(a development stage company)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended February 28,		For the Six Months Ended February 28,		From Inception on January 31, 2007 through February 28,
	2009	2008	2009	2008	2009
REVENUES	$—	$—	$—	$—	$—
COST OF GOODS SOLD	—	—	—	—	—
GROSS PROFIT	—	—	—	—	—
OPERATING EXPENSES
General and administrative expenses	986,285	149,558	1,585,184	267,651	4,473,703
Stock issued for services	87,356	—	159,791	—	1,724,947
Non-Cash Compensation	—	1,146,000	—	3,515,447	3,515,447
Salaries, wages and consulting	—	278,162	—	464,450	464,450
Total operating expenses	1,073,641	1,573,720	1,744,975	4,247,548	10,178,547
LOSS FROM OPERATIONS	(1,073,641)	(1,573,720)	(1,744,975)	(4,247,548)	(10,178,547)

OTHER INCOME (EXPENSE):
Other income	50	20,170	5,649	20,170	29,820
Interest expense	(143,084)	(2,708)	(219,484)	(6,448)	(242,804)
Total other income (expense)	(143,034)	17,462	(213,835)	13,722	(212,984)

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,216,675)	(1,556,258)	(1,958,810)	(4,233,826)	(10,391,531)

Provision for income taxes	—	—	—	—	—

LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(1,216,675)	$(1,556,258)	$(1,958,810)	$(4,233,826)	(10,391,531)

NET LOSS PER SHARE OF COMMON STOCK—Basic and diluted	$(0.02)	$(0.03)	$(0.04)	$(0.08)

WEIGHTED AVERAGE SHARES OUTSTANDING—Basic and diluted	54,111,000	50,740,000	53,572,514	50,267,403

The accompanying notes are an integral part of these consolidated financial statements.

EN2GO INTERNATIONAL INC. AND SUBSIDIARY
 (a development stage company)
Consolidated Statements of Cash Flows
(Unaudited)
	For the Six Months Ended February 28,		Period from inception (January 31, 2007) through February 28,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,958,810)	$(4,233,826)	$(10,391,531)
Adjustments to reconcile net loss to net cash used in operating activities:
Debt financing costs	159,791	-	297,991
Depreciation expense	22,316	2,744	44,468
Forgiveness of Debt	-	(20,170)	-
Options, warrants and common stock issued for services rendered	102,871	3,515,447	5,639,639
Changes in operating assets and liabilities:
Prepaid expense	(20,336)	(9,500)	-
Accounts payable	475,530	27,954	728,904
Accrued expense	(136,926)	12,331	-
Net cash used in operating activities	(1,056,414)	(686,020)	(3,680,529)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(85,431)	(14,314)	(115,082)
Net cash used in investing activities	(85,431)	(14,314)	(115,082)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	1,300,000	-	1,900,000
Repayment of notes payable	(55,000)	(150,000)	(250,759)
Proceeds from issuance of common stock, net of offering costs	150,000	1,293,600	2,408,599
Net cash provided by financing activities	1,395,000	1,143,600	4,057,840

NET (DECREASE) INCREASE IN CASH	253,155	443,266	262,229
CASH Beginning of period	9,074	556,000	-
CASH End of period	$262,229	$999,266	$262,229

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—	$—
Income taxes	—	—	—

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

In October 2008, we entered into an agreement with Euro Trend Trader, Inc. (“ETT”) to provide investor relations and public relations.  We agreed to pay ETT $5,000 start up fees and $3,000 per month thereafter. Additionally, we paid ETT 200,000 shares of our common stock for coverage of the Company by a registered market maker and 100,000 shares related to investor relations.

In November 2008, we borrowed $5,000 from a consultant to the Company which was payable by December 6, 2008.  The lender was to receive 200 shares of our common stock per month as interest and an additional consideration of 25,000 warrants with an exercise price of $0.25.  In February 2009 the loan and interest was repaid in full and no shares or warrants were issued.

On January 15, 2009 we entered into an agreement with Genovese where Genovese and/or his affiliates (collectively “Genovese”) would advance to the Company up to $1,500,000 for a series of convertible debentures.  As of February 28, 2009 a total of $1,300,000 had been advanced.  See Note 4 for additional information.

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

Basis of Presentation and Going Concern Uncertainty

Our consolidated financial statements have been prepared assuming that we will continue as a going concern.  However, we have sustained losses and as of February 28, 2009, we have no business operations and have a net working capital deficiency and a negative cash flow from operations.  These conditions, among others, give rise to substantial doubt about our ability to continue as a going concern.  Management is continuing to seek additional equity capital.  Until such time, we anticipate our working capital needs will be funded through notes payable.  Management believes these steps will provide us with adequate funds to sustain our continued existence.  There is, however, no assurance that the steps taken by management will meet all of our needs or that we will continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Development Stage Activities

Since inception we have not conducted any business operations. All of our operating results and cash flows reported in the accompanying consolidated financial statements from January 31, 2007 through February 28, 2009 are considered to be those related to development stage activities and represent the 'cumulative from inception' amounts from our development stage activities required to be reported pursuant to Statements of Financial Accounting Standards (SFAS) No. 7, Development Stage Enterprises.

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

Cash Concentration

We consider all short-term securities purchased with a maturity of three months or less to be cash equivalents. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits.  Management does not believe the Company is exposed to significant credit risk.  Management, as well, does not believe the Company is exposed to significant interest rate and foreign currency fluctuation risks during the period presented in these consolidated financial statements.  As of February 28, 2009, $12,229 exceeded the federally insured limits.

Property and Equipment

Property and equipment are stated as cost less accumulated depreciation.  Depreciation is provided on a straight line basis over the estimated useful lives of the assets from one to five years.  Maintenance and repairs are charged to expense as incurred and major improvements are capitalized.  Gains or losses on sales or retirements are recognized in income.

Revenue Recognition

Through the period from inception through February 28, 2009, the Company had not yet generated any revenues.  However, the Company plans to recognize its revenue according to the provisions of Staff Accounting Bulletin 104, which takes into account the completion of the transaction, delivery of the product, a final fixed or determinable price, and that collectability is reasonably assured.

Loss per Share

The Company computes loss per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share,” which requires the Company to present basic and dilutive loss per share when the effect is dilutive.

Impairment of Long-Lived Assets

The Company has adopted the provisions of SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets to be Disposed of”.  SFAS No. 144 established procedures for review of recoverability, and measurement of impairment whenever events of changes in circumstances indicated that the carrying amount of long-lived assets may not be recoverable.  SFAS No. 144 also requires that long-lived assets to be disposed of other than by sale shall continue to be classified as held and used until disposal.  Further, SFAS No. 144 specifies the criteria for classifying long-lived assets as “held for sale” and requires that long-lived assets to be disposed of by sale be reported at the lower of carrying amount or fair value less estimated selling costs.  Management believes that there has not been any impairment of the Company’s long-lived assets at February 28, 2009 and 2008.

Advertising Costs

Advertising costs are charged to operations in the period incurred.  During the quarters ended February 28, 2009 and 2008, the Company incurred $1,356 and $-0- in advertising costs, respectively.

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

 Adoption of New Accounting Pronouncement

 In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”).” FIN 48 clarifies the accounting for uncertainties in income taxes recognized in a company’s consolidated financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attributable for financial disclosure of tax positions taken or expected to be taken on a tax return.  Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  We adopted the provision of FIN 48 as of September 1, 2007.  The adoption of FIN 48 did not impact our financial position, results of operations or cash flows for the six months ended February 28, 2009. Tax returns for the Company’s fiscal years ended August 31, 2008 and 2007 are subject to examination by the Internal Revenue Service.

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

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which addresses the application of Statement of Financial Accounting Standards (“SFAS”) No.157 for illiquid financial instruments.  FSP FAS 157-3 clarifies that approaches to determining fair value other than the market approach may be appropriate when the market for a financial asset is not active.  The Company does not expect the adoption of FSP FAS 157-3 to have a material effect on the Company’s financial statements.

Note 3 – PROPERTY AND EQUIPMENT

Property and Equipment consists of the following:

	February 28	August 31
	2009	2008
Computer Equipment	$23,897	$23,897
Other Equipment	135,431	110,000
Total	159,328	133,897
Accumulated Depreciation	(44,467)	(22,151)

Total Property and Equipment (net)	$114,861	$111,746

Depreciation expense was $22,316 and $2,744 for the quarters ended February 28, 2009 and 2008.  In April 2008, we purchased personal property from Orangebox Entertainment, Inc. out of receivership for $110,000.  The personal property consisted of production equipment, computers and furnishings.

NOTE 4 – NOTES PAYABLE

	February 28, 2009	August 31, 2008
The Company issued a notes payable of $1,300,000 and $250,000 during the six month period ended February 28, 2009 and August 31, 2008, respectively.	$1,550,000	$250,000

Discount on note payable net of amortization	1,299,241

Total	$250,759	$250,000

Interest expense for the six months ended February 28, 2009 and 2008 was $219,484 and $6,448 respectively.

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

The promissory note was further extended to May 1, 2009 and we agreed to make payments on the principal of $50,000 by February 15, 2009; repay a further $100,000 by May 1, 2009; issue 30,000 shares of our common stock as interest and additional issuance of 200,400 shares of our common stock for additional compensation.  The remaining $100,000 shall be convertible at NSC’s options at $0.20 per share on May 1, 2009.

On January 15, 2009 we entered into an agreement with Genovese whereby Genovese and/or his affiliates  (collectively “Genovese”) will advance to the Company $250,000 for a convertible debenture (“Debenture”) for the aggregate principle amount of $250,000.  The Debenture shall be non-interest bearing and will mature on December 5, 2010.  At the holder’s sole discretion, the holder may elect to convert the Debenture, in whole or in part into common shares of the Company at a conversion price of $0.10 per share.  As additional compensation, Genovese shall be issued a share purchase warrant certificate for 2,500,000 warrants with each warrant exercisable into one common share at $0.15 per share for a period of three years commencing from the date of the issuance of the warrant certificate.  The Company and Genovese further agreed to establish five (5) mutually agreed upon milestones to be attained no later than September 2009 with each milestone generally occurring approximately every forty five (45) days. In conjunction with the attainment of each individual milestone, Genovese agrees to advance to the Company an additional $250,000. In connection with each $250,000 advance, Genovese shall be issued an additional $250,000 Convertible Debenture. The Debenture shall be non interest bearing and will mature two years from the date of issuance of each subsequent debenture (“Subsequent Debentures”).

At the Holders’ sole discretion, the Holder may elect to convert the Subsequent Debentures, in whole or in part, at any time prior to maturity, into common shares of the Company at a conversion price of $0.10 per share. As additional compensation, Genovese shall be issued a share purchase warrant certificate for 2,500,000 warrants with each warrant exercisable into one common share at $0.15 per share for a period of three years commencing from the date of the issuance of the warrant certificate for each Subsequent Debenture issued. We would further agreed that (1) Genovese would be granted the right of first refusal/ right of participation in connection with any additional financing of the Company for two (2) years, (2) Genovese would be entitled to two board seats, (3) we would obtain directors and officers insurance, and (4) the parties would work together commencing December 2008 to address other matters. We offered the convertible notes and warrants in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to “accredited” investors under state securities laws.   The Debenture was subsequently amended for an aggregate principle amount of $545,000. Additional Debentures for $455,000, $250,000, and $50,000 were issued.   As of February 28, 2009 a total $1,300,000 has been issued as Debentures.  The amount of the Debentures outstanding at February 28, 2009 was classified as “permanent equity” as capital in excess of par value and a corresponding amount was recorded as a discount against the note payable.  This discount will be amortized over 24 months on a straight-line basis as interest expense.

NOTE 5 - COMMON STOCK

The Company has authorized 100,000,000 shares of common stock with a par value of $.00001.  At February 28, 2009 and August 31, 2008, the Company had 54,235,000 and 52,316,000 shares of common stock issued and outstanding, respectively.

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

In August 2008, we entered into a promissory note with NSC Investments Ltd. (“NSC”) for a sum of $250,000.  Under this promissory note, interest is to be prepaid at the commencement of each quarter by us issuing 16,000 share of our common stock.  The unpaid principal balance of the promissory note is due and payable in full on the sale of any assets of the Company or November 1, 2008. Further consideration for the loan shall consist of 150,000 shares of our common stock at the funding, 50,000 shares of our common stock at the beginning of the next month, and 100,000 shares at the beginning of the next month.  This promissory note was extended until February 1, 2009. We agreed to pay 39,000 shares of our common stock as interest and additional issuance of 100,000 shares of our common stock.  The promissory note was further extended to May 1, 2009 and we agreed to issue 30,000 shares of our common stock as interest and additional issuance of 200,400 shares of our common stock for additional compensation.  The remaining $100,000 shall be convertible at NSC’s options at $0.20 per share on May 1, 2009.

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

In October 2008, we entered into an agreement with Euro Trend Trader, Inc. (“ETT”) to provide investor relations and public relations.  We agreed to pay ETT $5,000 start up fees and $3,000 per month thereafter. Additionally, we paid ETT 200,000 shares of our common stock for coverage of the Company by a registered market maker and an additional 100,000 for investor relations services.

In November 2008, we borrowed $5,000 from a consultant to the Company which was payable by December 6, 2008.  The lender was to receive 200 shares of our common stock per month as interest and an additional consideration of 25,000 warrants with an exercise price of $0.25.   In February 2009 we repaid the principal and interest in full and did not issue any shares or warrants.

In November 2008 we issued 50,000 shares of our common stock to Howard Family Trust in lieu of outstanding rent.

During the fiscal year ended August 31, 2008, the Company authorized the issuance of 1,000,000 shares of common stock to Mr. Steve Wozniak.

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

The estimated value of the compensatory common stock purchase options granted to non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions: expected term of 10 years, a risk free interest rate of 3.97% to 4.40%, a dividend yield of 0% and volatility of 136.94% to 147.95%. During the six month period ended February 28, 2009 and 2008, the amount of the expense charged to operations for compensatory options granted in exchange for services was $60,870 and 3,515,447, respectively.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees and non-employees of the Company. These options were granted in lieu of cash compensation for services performed.

	Shares	Weighted Average Exercise Price
Outstanding, beginning of the year ended August 31, 2007	-		-

Granted	2,300,000	$0.97

Expired / Cancelled	-		-

Exercised	-	-

Outstanding, end of the year ended August 31, 2008	2,300,000	$0.97

Exercisable at August 31, 2008	2,300,000	$0.97

Granted	150,000	$.71

Expired/Cancelled	-	-

Exercised	-	-

Outstanding, end of the period ended February 28, 2009	2,450,000	$0.95

Exercisable	2,450,000	$0.95

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These options were granted in lieu of cash compensation for services performed or financing expenses.

	Options Outstanding		Options Exercisable
Year	Exercise Price	Number shares outstanding	Weighted Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
2008	$1.00	2,000,000	8.91	2,000,000	$1.00
2008 2008	$0.60 – 0.90 0.71	300,000 150,000	9.66 9.58	120,000 60,000	0.73 .71
Total		2,450,000		2,180,000

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

In November 2008, we borrowed $5,000 from a consultant to the Company which was payable by December 6, 2008.  The lender was to receive 200 shares of our common stock per month as interest and an additional consideration of 25,000 warrants with an exercise price of $0.25.  In February 2009 we repaid the principal and interest in full and no shares or warrants were issued.

The Company has determined the estimated value of the compensatory warrants granted to non-employees in exchange for services and financing expenses using the Black-Scholes pricing model and the following assumptions: expected term of 1year, a risk free interest rate of 4.40%, a dividend yield of 0% and volatility of 147.95% in 2008.

For the six month period ended February 28, 2009 the expense recorded from the valuation of warrants was $ 60,870.

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company.

	Warrants Outstanding			Warrants Exercisable
Year	Exercise Price	Number of Shares Outstanding	Weighted Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
2008	$1.00	1,000,000	3.67	1,000,000	$1.00
2009	0.20	1,000,000	4.67	1,000,000	0.20
Total		2,000,000		2,000,000

Transactions involving the Company’s warrant issuance are summarized as follows:
	Number of Shares	Weighted Average Exercise Price
Outstanding at August 31, 2007	-	-

Granted	1,000,000	1.00
Exercised	-	0.00
Cancelled	-	0.00
Outstanding at August 31, 2008	1,000,000	$1.00

Granted	1,000,000	0.20
Exercised	-	0.00
Cancelled	-	0.00
Outstanding at February 28, 2009	2,000,000	$0.60

Note 7 – EARNINGS PER SHARE

Basic Loss Per Share - The computation of basic and diluted loss per common share is based on the weighted average number of shares outstanding during each period.

	For the Six Months Ended February 28
	2009	2008
NET LOSS	$(1,958,810)	$(4,233,826)

BASIC LOSS PER COMMON SHARE	$(0.04)	$(0.08)
BASIC WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	53,572,514	50,081,868

The following table sets forth common stock equivalents (potential common stock) for the quarters ended February 28, 2009 and 2008 that are not included in the loss per share calculation above because their effect would be anti-dilutive for the periods indicated:

	For the Six Months Ended February 28,
	2009	2008
Weighted average common stock equivalents:
Plan Stock Options	2,450,000	2,000,000
Non-Plan Stock Options	—	—
Warrants	2,000,000	—

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

•  Media: (VideoBlox).  VideoBlox is a custom media player that is specifically designed for the entertainment industry.  It plays numerous file formats including mp4, mp3, quicktime and windows media.  It is designed to enable artists to communicate directly with their fan base.  Instead of simple sending a video, the artist will be able to use their own branded player to distribute their music videos and keep in constant contact with their fans. Another unique aspect of this media player is the ability to provide a customized graphical look and feel of its interface.

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

Results of Operations

For the Six Months Ended February 28, 2009 and 2008:  We had a net loss of $1,958,810 for the six months ended February 28, 2009 compared to a net loss of $4,233,826 for the six months end February 29, 2008.  The change is explained below.

Operating Expenses:  Operating expenses were $ 1,744,975 and $4,247,548 for the six months ended February 28, 2009 and 2008, respectively.  The decrease of $ 2,502,573 was primarily due to a decrease in non-cash compensation expense and salaries, wages and consulting fees.  This decrease was offset by an increase of $ 1,317,533 in General and Administrative expenses as a result of increase operating activities along with an increase of $159,791 in Stock Issued for Services.

Other income (expense):  Other income (expense) was ($213,835) and $13,722 for the six months ended February 28, 2009 and 2008, respectively. The expense was primarily due interest expense related to notes payable partially offset by interest income.

Liquidity and Capital Resources

Net cash used in operating activities was $1,056,414 and $686,020 in the six months ended February 28, 2009 and 2008, respectively. The increase of $370,394 in cash used by operating activities was primarily due the increase in development activities offset by an increase in accounts payable of $447,576.   Net cash used in investing activities was $85,431 and $14,314 in the six months ended February 28, 2009 and 2008, respectively. Investing activities for the six months ended February 28, 2009 and 2008 resulted from the purchase of computers and furniture.  Net cash provided by financing activities was $1,395,000 and $1,143,600 in the six months ended February 28, 2009 and 2008, respectively.

The Company suffered recurring losses from operations and has an accumulated deficit of $10,391,531 at February 28, 2009. Primarily as a result of our recurring losses and our lack of liquidity, the Company has received a report from our independent auditors that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. We have delayed payment of a substantial amount of accounts payable and accrued expenses and reduced our expenses to a minimum level. Our existing cash and cash equivalents will not be sufficient to fund our operations. Unless we receive liquidity from new purchase orders, obtain additional capital, loans or sell or license assets, we may be required to seek to reorganize our business or discontinue operations and liquidate our assets. There can be no assurance that the Company will be able to secure sufficient financing or on terms acceptable to the Company. If additional funds are raised through the issuance of equity securities, the percentage ownership of our current stockholders is likely to or will be reduced.

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

On January 15, 2009 we entered into an agreement with Genovese whereby Genovese will advance to the Company $250,000 for a convertible debenture (“Debenture”) for the aggregate principle amount of $250,000.  The Debenture shall be non-interest bearing and will mature on December 5, 2010.  At the holder’s sole discretion, the holder may elect to convert the Debenture, in whole or in part into common shares of the Company at a conversion price of $0.10 per share.  As additional compensation, Genovese shall be issued a share purchase warrant certificate for 2,500,000 warrants with each warrant exercisable into one common share at $0.15 per share for a period of three years commencing from the date of the issuance of the warrant certificate.  The Company and Genovese further agreed to establish five (5) mutually agreed upon milestones to be attained no later than September 2009 with each milestone generally occurring approximately every forty five (45) days. In conjunction with the attainment of each individual milestone, Genovese agrees to advance to the Company an additional $250,000. In connection with each $250,000 advance, Genovese shall be issued an additional $250,000 Convertible Debenture. The Debenture shall be non interest bearing and will mature two years from the date of issuance of each subsequent debenture (“Subsequent Debentures”). At the Holder’s sole discretion, the Holder may elect to convert the Subsequent Debentures, in whole or in part, at any time prior to maturity, into common shares of the Company at a conversion price of $0.10 per share. As additional compensation, Genovese shall be issued a share purchase warrant certificate for 2,500,000 warrants with each warrant exercisable into one common share at $0.15 per share for a period of three years commencing from the date of the issuance of the warrant certificate for each Subsequent Debenture issued. We further agreed to the following: Genovese shall be granted the right of first refusal/ right of participation in connection with any additional financing of the Company for two (2) years; Genovese shall be entitled to two board seats; we would obtain directors and officers insurance and both parties would work together commencing December 2008 to address other matters. We offered the convertible notes and warrants in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to “accredited” investors under state securities laws.. The Debenture was subsequently amended for an aggregate principle amount of $545,000. Additional Debentures for $455,000, $250,000, and $50,000 were issued.   As of February 28, 2009 a total $1,300,000 has been issued as Debentures.  The amount of the Debentures outstanding at February 28, 2009 was classified as “permanent equity” as capital in excess of par value and a corresponding amount was recorded as a discount against the note payable.  This discount will be amortized over 24 months on a straight-line basis as interest expense.

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

Off-Balance Sheet Arrangements

 As of February 28, 2009, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our President as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our President, of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) during the most recently completed fiscal quarter, pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our President concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Controls

During the most recently completed fiscal quarter we have evaluated our internal controls over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Limitations on the Effectiveness of Controls

Our management, which includes our President, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications

Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

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

Our net loss for the six months ended February 28, 2009 was $1,958,810. From inception at January 31, 2007 through February 28, 2009 we had an accumulated net loss of $10,391,531.  We have not yet achieved profitability and expect to continue to incur net losses until we recognize sufficient revenues from licensing activities, customer contracts, product sales or other sources. Because we have a limited history upon which an evaluation of our prospects can be based, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies seeking to develop new and rapidly evolving technologies. To address these risks, we must, among other things, respond to competitive factors, continue to attract, retain and motivate qualified personnel and commercialize and continue to develop our technologies. We may not be successful in addressing these risks. We can give no assurance that we will achieve or sustain profitability.

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

At the Holders’ sole discretion, the Holder may elect to convert the Subsequent Debentures, in whole or in part, at any time prior to maturity, into common shares of the Company at a conversion price of $0.10 per share. As part of each of the Subsequent Debenture issuances, Genovese shall be issued a share purchase warrant certificate for 2,500,000 warrants with each warrant exercisable into one common share at $0.15 per share for a period of three years commencing from the date of the issuance of the warrant certificate. We further agreed that (1) Genovese would be granted the right of first refusal/ right of participation in connection with any additional financing of the Company for two (2) years, (2) Genovese would be entitled to two board seats, (3) we would indemnify our officers and directors to the fullest extent permitted under Nevada law, and (4) we would submit 30 day budgets to our Board beginning in December 2008. We offered the convertible notes and warrants in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to “accredited” investors under state securities laws. The Debenture was subsequently amended for an aggregate principle amount of $545,000. Additional Debentures for $455,000, $250,000, and $50,000 were issued.   As of February 28, 2009 a total $1,300,000 has been issued as Debentures.  The amount of the Debentures outstanding at February 28, 2009 was classified as “permanent equity” as capital in excess of par value and a corresponding amount was recorded as a discount against the note payable.  This discount will be amortized over 24 months on a straight-line basis as interest expense.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS

(a) Exhibits

10.1
Convertible debenture agreement between Richard Genovese and the Company Dated January 15, 2009 (filed as exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended November 30, 2008 filed on January 20, 2009 and incorporated herein by reference thereto).

10.2	Form Convertible Debenture (filed as exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended November 30, 2008 filed on January 20, 2009 and incorporated herein by reference thereto).

10.3	Form Common Stock Warrant (filed as exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended November 30, 2008 filed on January 20, 2009 and incorporated herein by reference thereto).

10.4	Amended Convertible debenture agreement between Richard Genovese and the Company Dated January 15, 2009 *

31.1	Certification of Chief Executive Officer and Chief Financial pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EN2GO INTERNATIONAL, INC. (Registrant)

Date: April 20, 2009	By: PAUL E. FISHKIN Paul E. Fishkin, President, Chief Executive
Officer and Chief Financial Officer