Form 10-Q
period 2009-05-31
EN2GO INTERNATIONAL INC
filed 2009-07-15
CIK 1200528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the quarterly period ended May 31, 2009

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
 YES  NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 55,135,400 shares of $0.00001 par value common stock issued and outstanding as of June 30, 2009.

EN2GO INTERNATIONAL, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
EN2GO INTERNATIONAL, INC. AND SUBSIDIARY
(a development stage company)
Consolidated Balance Sheets
	May 31,	August 31,
	2009	2008
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$57,668	$9,074
Prepaid expenses	—	20,336
TOTAL CURRENT ASSETS	57,668	29,410

PROPERTY AND EQUIPMENT, net	103,702	111,746

TOTAL ASSETS	$161,370	$141,156

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$1,151,846	$253,384
Accrued expense	—	136,926
Notes payable	535,847	250,000
TOTAL CURRENT LIABILITIES	1,687,693	640,310

TOTAL LIABILITIES	1,687,693	640,310

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT):
Common stock, $.00001 par value, 100,000,000 shares authorized, and 55,135,400 and 52,316,000 shares issued and outstanding at May 31, 2009 and August 31, 2008, respectively	551	524
Capital in excess of par value	10,226,122	7,939,443
Prepaid stock compensation	—	(6,400)
(Deficit) accumulated during the development stage	(11,752,996)	(8,432,721)
Total stockholders’ (deficit)	(1,526,323)	(499,154)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$161,370	$141,156

The accompanying notes are an integral part of these consolidated financial statements.

EN2GO INTERNATIONAL INC. AND SUBSIDIARY
(a development stage company)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,		From Inception on January 31, 2007 through May 31,
	2009	2008	2009	2008	2009
REVENUES	$ —	$ —	$ —	$ —	$ —
COST OF GOODS SOLD	—	—	—	—	—
GROSS PROFIT	—	—	—	—	—
OPERATING EXPENSES
General and administrative expenses	615,261	274,825	1,380,475	542,476	4,271,647
Stock issued for services	35,235	—	195,026	—	1,760,182
Non-Cash Compensation	—	—	—	3,515,447	3,515,447
Salaries, wages and consulting	515,276	363,164	1,335,246	827,614	1,799,696
Total operating expenses	1,165,772	637,989	2,910,747	4,885,537	11,346,972
LOSS FROM OPERATIONS	(1,165,772)	(637,989)	(2,910,747)	(4,885,537)	(11,346,972)

OTHER INCOME (EXPENSE):
Other income	—	—	5,649	—	29,820
Interest expense	(195,693)	—	(415,177)	13,722	(435,844)
Total other income (expense)	(195,693)	—	(409,528)	13,722	(406,024)

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,361,465)	(637,989)	(3,320,275)	(4,871,815)	(11,752,996)

Provision for income taxes	—	—	—	—	—

LOSS APPLICABLE TO COMMON STOCKHOLDERS	$ (1,361,465)	$ (637,989)	$ (3,320,275)	$ (4,871,815)	(11,752,996)

NET LOSS PER SHARE OF COMMON STOCK—Basic and diluted	$ (0.02)	$ (0.01)	$ (0.06)	$ (0.10)

WEIGHTED AVERAGE SHARES OUTSTANDING—Basic and diluted	54,496,139	51,150,000	53,882,197	50,440,511

The accompanying notes are an integral part of these consolidated financial statements.

EN2GO INTERNATIONAL INC. AND SUBSIDIARY
 (a development stage company)
Consolidated Statements of Cash Flows
(Unaudited)
	For the Nine Months Ended May 31,		Period from inception (January 31, 2007) through May 31,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,320,275)	$(4,871,815)	$ (11,752,996)
Adjustments to reconcile net loss to net cash used in operating activities:
Debt financing costs	195,026	—	333,226
Depreciation expense	33,475	10,657	55,627
Forgiveness of Debt	—	(20,170)	—
Options, warrants and common stock issued for services rendered	133,306	3,515,447	5,606,112
Changes in operating assets and liabilities:
Prepaid expense	(20,336)	(10,836)	—
Accounts payable	1,094,755	25,554	1,151,846
Accrued expense	(136,926)	15,792	—
Net cash used in operating activities	(2,020,975)	(1,335,371)	(4,606,185)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(85,431)	(64,314)	(115,082)
Net cash used in investing activities	(85,431)	(64,314)	(115,082)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	2,055,000	—	2,555,000
Repayment of notes payable	(150,000)	(150,000))	(500,000)
Proceeds from issuance of common stock, net of offering costs	250,000	1,258,600	2,608,599
Net cash provided by financing activities	2,155,000	1,108,600	4,663,599

NET (DECREASE) INCREASE IN CASH	48,594	(291,085))	57,668
CASH Beginning of period	9,074	556,000	—
CASH End of period	$57,668	$264,915	$ 57,668

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—	$ —
Income taxes	—	—	—

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

Basis of Presentation and Going Concern Uncertainty

Our consolidated financial statements have been prepared assuming that we will continue as a going concern.  However, we have sustained losses and as of May 31, 2009, we have no business operations and have a net working capital deficiency and a negative cash flow from operations.  These conditions, among others, give rise to substantial doubt about our ability to continue as a going concern.  Management is continuing to seek additional equity capital.  Until such time, we anticipate our working capital needs will be funded through notes payable.  Management believes these steps will provide us with adequate funds to sustain our continued existence.  There is, however, no assurance that the steps taken by management will meet all of our needs or that we will continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Development Stage Activities

Since inception we have not conducted any business operations. All of our operating results and cash flows reported in the accompanying consolidated financial statements from January 31, 2007 through May 31, 2009 are considered to be those related to development stage activities and represent the cumulative from inception' amounts from our development stage activities required to be reported pursuant to Statements of Financial Accounting Standards (SFAS) No. 7, Development Stage Enterprises.

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

Cash Concentration

We consider all short-term securities purchased with a maturity of three months or less to be cash equivalents. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits.  Management does not believe the Company is exposed to significant credit risk.  Management, as well, does not believe the Company is exposed to significant interest rate and foreign currency fluctuation risks during the period presented in these consolidated financial statements.  As of May 31, 2009, $-0- exceeded the federally insured limits.

Property and Equipment

Property and equipment are stated as cost less accumulated depreciation.  Depreciation is provided on a straight line basis over the estimated useful lives of the assets from one to five years.  Maintenance and repairs are charged to expense as incurred and major improvements are capitalized.  Gains or losses on sales or retirements are recognized in income.

Revenue Recognition

Through the period from inception through May 31, 2009, the Company had not yet generated any revenues.  However, the Company plans to recognize its revenue according to the provisions of Staff Accounting Bulletin 104, which takes into account the completion of the transaction, delivery of the product, a final fixed or determinable price, and that collectability is reasonably assured.

Loss per Share

The Company computes loss per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share,” which requires the Company to present basic and dilutive loss per share when the effect is dilutive.

Impairment of Long-Lived Assets

The Company has adopted the provisions of SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets to be Disposed of”.  SFAS No. 144 established procedures for review of recoverability, and measurement of impairment whenever events of changes in circumstances indicated that the carrying amount of long-lived assets may not be recoverable.  SFAS No. 144 also requires that long-lived assets to be disposed of other than by sale shall continue to be classified as held and used until disposal.  Further, SFAS No. 144 specifies the criteria for classifying long-lived assets as “held for sale” and requires that long-lived assets to be disposed of by sale be reported at the lower of carrying amount or fair value less estimated selling costs.  Management believes that there has not been any impairment of the Company’s long-lived assets at May 31, 2009 and 2008.

Advertising Costs

Advertising costs are charged to operations in the period incurred.  During the quarters ended May 31, 2009 and 2008, the Company incurred $1,590 and $-0- in advertising costs, respectively.

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

 Adoption of New Accounting Pronouncement

 In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”).” FIN 48 clarifies the accounting for uncertainties in income taxes recognized in a company’s consolidated financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attributable for financial disclosure of tax positions taken or expected to be taken on a tax return.  Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  We adopted the provision of FIN 48 as of September 1, 2007.  The adoption of FIN 48 did not impact our financial position, results of operations or cash flows for the nine months ended May 31, 2009. Tax returns for the Company’s fiscal years ended August 31, 2008 and 2007 are subject to examination by the Internal Revenue Service.

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

In April 2009, the FASB issued FASB Staff Position (“FSP”) SFAS No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1 (“APB No. 28-1”), “Interim Disclosures about Fair Value of Financial Instruments,” which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP SFAS No. 107-1 and APB No. 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information for interim reporting periods. FSP SFAS No. 107-1 and APB No. 28-1 is effective for interim reporting periods ending after June 15, 2009. The Company is in the process of evaluating the impact of FSP SFAS No. 107-1 and APB No. 28-1 on our financial position and results of operations.

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events.” SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, and is effective for interim and annual periods ending after June 15, 2009.

Note 3 – PROPERTY AND EQUIPMENT

Property and Equipment consists of the following:

	May 31	August 31
	2009	2008
Computer Equipment	$23,897	$ 23,897
Other Equipment	135,431	110,000
Total	159,328	133,897
Accumulated Depreciation	(55,626)	(22,151)

Total Property and Equipment (net)	$103,702	$ 111,746

Depreciation expense was $33,475 and $10,657 for the quarters ended May 31, 2009 and 2008.  In April 2008, we purchased personal property from Orangebox Entertainment, Inc. out of receivership for $110,000.  The personal property consisted of production equipment, computers and furnishings.

NOTE 4 – NOTES PAYABLE

	May 31 2009	August 31 2008
The Company issued notes payable of $1,495,000 and $350,000 during the nine month period ended May 31, 2009 and August 31, 2008, respectively.	$ 1,845,000	$ 250,000

Discount on note payable net of amortization	1,309,153

Total	$ 535,847	$ 250,000

Interest expense for the nine months ended May 31, 2009 and 2008 was $415,177 and $13,722 respectively.

In August 2008, we entered into a promissory note with NSC Investments Ltd. (“NSC”) for a sum of $250,000.  Under this promissory note, interest is to be prepaid at the commencement of each quarter by us issuing 16,000 shares of our common stock.  The unpaid principal balance of the promissory note is due and payable in full on the sale of any assets of the Company or November 1, 2008. Further consideration for the loan shall consist of 150,000 shares of our common stock at the funding, 50,000 shares of our common stock at the beginning of the next month, and 100,000 shares at the beginning of the next month.  This promissory note was extended until February 1, 2009. We agreed to pay 39,000 shares of our common stock as interest and additional issuance of 100,000 shares of our common stock for additional compensation.

The promissory note was further extended to May 1, 2009 and we agreed to make payments on the principal of $50,000 by February 15, 2009; repay a further $100,000 by May 1, 2009; issue 30,000 shares of our common stock as interest and additional issuance of 200,400 shares of our common stock for additional compensation.  All the terms of the amended agreement have been complied with.  The remaining $100,000 plus accrued interest is convertible at NSC’s option at $0.20 per share on or before May 1, 2010.

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

At the Holders’ sole discretion, the Holder may elect to convert the Subsequent Debentures, in whole or in part, at any time prior to maturity, into common shares of the Company at a conversion price of $0.10 per share. As additional compensation, Genovese shall be issued a share purchase warrant certificate for 2,500,000 warrants with each warrant exercisable into one common share at $0.15 per share for a period of three years commencing from the date of the issuance of the warrant certificate for each Subsequent Debenture issued. We would further agreed that (1) Genovese would be granted the right of first refusal/ right of participation in connection with any additional financing of the Company for two (2) years, (2) Genovese would be entitled to two board seats, (3) we would obtain directors and officers insurance, and (4) the parties would work together commencing December 2008 to address other matters. We offered the convertible notes and warrants in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to “accredited” investors under state securities laws.   The Debenture was subsequently amended for an aggregate principle amount of $545,000. Additional Debentures for $455,000, $250,000, and $50,000 and $195,000 were issued.  In April 2009, the amount of convertible debentures available to be issued was increased by $250,000 for an aggregate of $1,750,000.

As of May 31, 2009 a total of  $1,495,000 has been issued as Debentures.  The amount of the Debentures outstanding at May 31, 2009 was classified as “permanent equity” as capital in excess of par value and a corresponding amount was recorded as a discount against the note payable.  This discount will be amortized over 24 months on a straight-line basis as interest expense.

In April 2009, we entered into a loan agreement with Janst Limited for $250,000.  The loan bears interest at 15% per annum and matures on May 1, 2010 (the “Maturity Date”).   The principal and accrued interest is convertible into common stock at the conversion rate of $0.35 per share.  From November 1, 2009 to Maturity Date, should the average closing prices for the five trading days ending on the day prior to the conversion notice not exceed $0.35, the conversion rate shall be 80% of the average closing prices for the five trading days ending on the day prior to the conversion notice.

NOTE 5 - COMMON STOCK

The Company has authorized 100,000,000 shares of common stock with a par value of $.00001.  At May 31, 2009 and August 31, 2008, the Company had 55,135,400 and 52,316,000 shares of common stock issued and outstanding, respectively.

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

In August 2008, we entered into a promissory note with NSC Investments Ltd. (“NSC”) for a sum of $250,000.  Under this promissory note, interest is to be prepaid at the commencement of each quarter by us issuing 16,000 shares of our common stock.  The unpaid principal balance of the promissory note is due and payable in full on the sale of any assets of the Company or November 1, 2008. Further consideration for the loan shall consist of 150,000 shares of our common stock at the funding, 50,000 shares of our common stock at the beginning of the next month, and 100,000 shares at the beginning of the next month.  This promissory note was extended until February 1, 2009. We agreed to pay 39,000 shares of our common stock as interest and an additional issuance of 100,000 shares of our common stock in lieu of the extension of the note.  The promissory note was further extended to May 1, 2009 and we agreed to issue 30,000 shares of our common stock as interest and additional issuance of 200,400 shares of our common stock for additional compensation.  The remaining $100,000 plus accrued interest shall be convertible at NSC’s option at $0.20 per share on or before May 1, 2010.

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

In April 2009, we entered into a loan agreement with Janst Limited for $250,000.  The loan bears interest at 15% per annum and matures on May 1, 2010 (the “Maturity Date”).  The principal and accrued interest is convertible into common stock at the conversion rate of $0.35 per share.  From November 1, 2009 to Maturity Date, should the average closing prices for the five trading days ending on the day prior to the conversion notice not exceed $0.35, the conversion rate shall be 80% of the average closing prices for the five trading days ending on the day prior to the conversion notice.

In May 2009, we entered into a subscription agreement with Robert Kolson; whereby Mr. Kolson purchased 750,000 shares of our common stock and 375,000 warrants with an exercise price of $0.30 for $150,000.

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

The estimated value of the compensatory common stock purchase options granted to non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following  assumptions: expected term of 10 years, a risk free interest rate of 3.97% to 4.40%, a dividend yield of 0% and volatility of 136.94% to 147.95%. During the nine month period ended May 31, 2009 and 2008, the amount of the expense charged to operations for compensatory options granted in exchange for services was $91,305 and 3,515,447, respectively.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees and non-employees of the Company. These options were granted in lieu of cash compensation for services performed.

	Shares	Weighted Average Exercise Price
Outstanding, beginning of the year ended August 31, 2007	-	-

Granted	2,300,000	$0.97

Expired / Cancelled	-	-

Exercised	-	-

Outstanding, end of the year ended August 31, 2008	2,300,000	$0.97

Exercisable at August 31, 2008	2,300,000	$0.97

Granted	150,000	$0.71

Expired/Cancelled	-	-

Exercised	-	-

Outstanding, end of the period ended May 31, 2009	2,450,000	$0.95

Exercisable	2,450,000	$0.95

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These options were granted in lieu of cash compensation for services performed or financing expenses.

	Options Outstanding		Options Exercisable
Year	Exercise Price	Number shares outstanding	Weighted Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
2007	$1.00	2,000,000	8.42	2,000,000	$0.96
2008	$0.60 – 0.90	300,000	9.18	240,000	0.73
2008	$0.71	150,000	9.26	106,500.71
Total		2,450,000		2,346,500

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

At the Holders’ sole discretion, the Holder may elect to convert the Subsequent Debentures, in whole or in part, at any time prior to maturity, into common shares of the Company at a conversion price of $0.10 per share. As additional compensation, Genovese shall be issued a share purchase warrant certificate for 2,500,000 warrants with each warrant exercisable into one common share at $0.15 per share for a period of three years commencing from the date of the issuance of the warrant certificate for each Subsequent Debenture issued. We would further agreed that (1) Genovese would be granted the right of first refusal/ right of participation in connection with any additional financing of the Company for two (2) years, (2) Genovese would be entitled to two board seats, (3) we would obtain directors and officers insurance, and (4) the parties would work together commencing December 2008 to address other matters. We offered the convertible notes and warrants in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to “accredited” investors under state securities laws.   The Debenture was subsequently amended for an aggregate principle amount of $545,000. Additional Debentures for $455,000, $250,000, and $50,000 and $195,000 were issued.  In April 2009, the amount of convertible debentures available to be issued was increased by $250,000 for an aggregate of $1,750,000.    As of May 31, 2009 a total of $1,495,000 has been issued as Debentures.

In May 2009, we entered into a subscription agreement with Robert Kolson; whereby Mr. Kolson purchased 750,000 shares of our common stock and 375,000 warrants with an exercise price of $0.30 for $150,000.

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

	Warrants Outstanding			Warrants Exercisable
Year	Exercise Price	Number of Warrants Outstanding	Weighted Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
2007	$1.00	1,000,000	3.42	1,000,000	$1.00
2008	0.20	1,025,000	4.41	1,025,000	0.20
2009	0.15	10,000,000	2.67	10,000,000	0.15
2009	0.15	2,500,000	2.72	2,500,000	0.15
2009	0.15	500,000	2.75	500,000	0.15
2009	0.15	1,700,000	2.90	1,700,000	0.15
2009	0.15	150,000	2.92	150,000	0.15
2009	0.15	50,000	2.93	50,000	0.15
2009	0.15	50,000	2.96	50,000	0.15
2009	0.30	375,000	0.96	375,000	0.30
Total		17,350,000		17,350,000

As at May 31, 2009 none of the Company’s outstanding warrants have been exercised or cancelled.

Note 7 – EARNINGS PER SHARE

Basic Loss Per Share - The computation of basic and diluted loss per common share is based on the weighted average number of shares outstanding during each period.

	For the Nine Months Ended May 31
	2009	2008
NET LOSS	$(3,320,275)	$(4,871,815)

BASIC LOSS PER COMMON SHARE	$(0.06)	$(0.10.	)
BASIC WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	53,882,197	50,440,511

The following table sets forth common stock equivalents (potential common stock) for the quarters ended May 31, 2009 and 2008 that  are not included in the loss per share calculation above because their effect would be anti-dilutive for the periods indicated:

	For the Nine Months Ended May 31,
	2009	2008
Weighted average common stock equivalents:
Plan Stock Options	2,450,000	2,000,000
Non-Plan Stock Options	—	—
Warrants	17,350,000	2,025,000

Note 8 – RELATED PARTY TRANSACTIONS

As at May 31, 2009, a Director of the Company is owed $210,000 for cash advanced to the Company.  No arrangement has been made for repayment of the loan.

Note 9 – SUBSEQUENT EVENTS

Subsequent to the date of this report, on June 10, 2009, en2go International, Inc. (the “Company) and Digital Stream, Inc. (“DSI”) entered into a Premium Network License and Reseller Agreement with Development Terms (the “Agreement”).  Pursuant to the terms of the Agreement, the Company will customize its Flyxo™ software product to include DSI’s proprietary live streaming and clip builder services.  Additionally, the Company granted DSI a non-exclusive, perpetual and royalty-bearing right to subdistribute, display, sell and market the customized Flyxo product and DSI granted the Company a non-exclusive, perpetual and royalty-bearing right to subdistribute, display, sell and market DSI’s live streaming software.  DSI will pay the Company in excess of $500,000 for development, license, distribution and maintenance fees.  The term of the Agreement is 3 years and will automatically renew for 1 year terms unless terminated by either party upon 90 days prior written notice.

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

Results of Operations

For the Three Months Ended May 31, 2009 and 2008:  We had a net loss of $1,361,465 for the three months ended May 31, 2009 compared to a net loss of $637,989 for the three months end May 31, 2008.  The change is explained below.

Operating Expenses:  Operating expenses were $ 1,165,772 and $637,989 for the three months ended May 31, 2009 and 2008, respectively.  The increase of $527,783 was primarily due to an increase of $340,436 in General and Administrative expenses as a result of increase operating activities along with an increase of $35,235 in Stock Issued for Services.

Other income (expense):  Other income (expense) was ($195,693) for the three months ended May 31, 2009 compared to $0 recorded for the three months ended May 31, 2008. The expense was primarily due to interest expense related to notes payable partially offset by interest income.

    For the Nine Months Ended May 31, 2009 and 2008:  We had a net loss of $3,320,275 for the nine months ended May 31, 2009 compared to a net loss of $4,871,815 for the nine months end May 31, 2008.  The change is explained below.

Operating Expenses:  Operating expenses were $ 2,910,747 and $4,885,537 for the nine months ended May 31, 2009 and 2008, respectively.  The decrease of $ 1,974,790 was primarily due to a decrease in non-cash compensation expense and salaries, wages and consulting fees.  This decrease was offset by an increase of $ 837,999 in General and Administrative expenses as a result of increase operating activities along with an increase of $195,026 in Stock Issued for Services.

Other income (expense):  Other income (expense) was ($409,528) and $13,722 for the nine months ended May 31, 2009 and 2008, respectively. The expense was primarily due to interest expense related to notes payable partially offset by interest income.

Subsequent to the date of this report, on June 10, 2009, en2go International, Inc. (the “Company) and Digital Stream, Inc. (“DSI”) entered into a Premium Network License and Reseller Agreement with Development Terms (the “Agreement”).  Pursuant to the terms of the Agreement, the Company will customize its Flyxo™ software product to include DSI’s proprietary live streaming and clip builder services.  Additionally, the Company granted DSI a non-exclusive, perpetual and royalty-bearing right to subdistribute, display, sell and market the customized Flyxo product and DSI granted the Company a non-exclusive, perpetual and royalty-bearing right to subdistribute, display, sell and market DSI’s live streaming software.  DSI will pay the Company in excess of $500,000 for development, license, distribution and maintenance fees.  The term of the Agreement is 3 years and will automatically renew for 1 year terms unless terminated by either party upon 90 days prior written notice.

    Additional information relating to the terms of the Agreement can be found in the Form 8-K filed with the Securities and Exchange Commission on June 16, 2009 under Exhibit 10.1 and is incorporated by reference herein.

Liquidity and Capital Resources

Net cash used in operating activities was $2,020,975 and $1,335,371 in the nine months ended May 31, 2009 and 2008, respectively. The increase of $685,604 in cash used by operating activities was primarily due the increase in development activities and amortization costs of the notes payable and was offset by an increase in accounts payable of $1,069,201.   Net cash used in investing activities was $85,431 and $64,314 in the nine months ended May 31, 2009 and 2008, respectively.  Investing activities for the nine months ended May 31, 2009 and 2008 resulted from the purchase of computers and furniture.  Net cash provided by financing activities was $2,155,000 and $1,108,600 in the nine months ended May 31, 2009 and 2008, respectively.

The Company suffered recurring losses from operations and has an accumulated deficit of $11,752,996 at May 31, 2009. Primarily as a result of our recurring losses and our lack of liquidity, the Company has received a report from our independent auditors that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. We have delayed payment of a substantial amount of accounts payable and accrued expenses and reduced our expenses to a minimum level. Our existing cash and cash equivalents will not be sufficient to fund our operations. Unless we receive liquidity from new purchase orders, obtain additional capital, loans or sell or license assets, we may be required to seek to reorganize our business or discontinue operations and liquidate our assets. There can be no assurance that the Company will be able to secure sufficient financing or on terms acceptable to the Company. If additional funds are raised through the issuance of equity securities, the percentage ownership of our current stockholders is likely to or will be reduced.

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

At the Holders’ sole discretion, the Holder may elect to convert the Subsequent Debentures, in whole or in part, at any time prior to maturity, into common shares of the Company at a conversion price of $0.10 per share. As additional compensation, Genovese shall be issued a share purchase warrant certificate for 2,500,000 warrants with each warrant exercisable into one common share at $0.15 per share for a period of three years commencing from the date of the issuance of the warrant certificate for each Subsequent Debenture issued. We would further agreed that (1) Genovese would be granted the right of first refusal/ right of participation in connection with any additional financing of the Company for two (2) years, (2) Genovese would be entitled to two board seats, (3) we would obtain directors and officers insurance, and (4) the parties would work together commencing December 2008 to address other matters. We offered the convertible notes and warrants in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to “accredited” investors under state securities laws.   The Debenture was subsequently amended for an aggregate principle amount of $545,000. Additional Debentures for $455,000, $250,000, and $50,000 and $195,000 were issued.  In April 2009, the amount of convertible debentures available to be issued was increased by $250,000 for an aggregate of $1,750,000.   As of May 31, 2009 a total of $1,495,000 has been issued as Debentures.

    In April 2009, we entered into a loan agreement with Janst Limited for $250,000.  The loan bears interest at 15% per annum and matures on May 1, 2010 (the “Maturity Date”).   The principal and accrued interest is convertible into common stock at the conversion rate of $0.35 per share.  From November 1, 2009 to Maturity Date, should the average closing prices for the five trading days ending on the day prior to the conversion notice not exceed $0.35, the conversion rate shall be 80% of the average closing prices for the five trading days ending on the day prior to the conversion notice.

In May 2009, we entered into a subscription agreement with Robert Kolson; whereby Mr. Kolson purchased 750,000 shares of our common stock and 375,000 warrants with an exercise price of $0.30 for $150,000.

During the period ended May 31, 2009, Richard Genovese advanced $210,000 to us for additional working capital.   Subsequent to the end of the period, Richard Genovese advanced a further $151,500.  The aggregate of $361,500 advanced will be converted into the balance of the convertible debentures not yet allocated and the balance will be applied against a private placement offering at $0.25 per unit.

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

Off-Balance Sheet Arrangements

 As of May 31, 2009, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal  Financial Officer have concluded that these disclosure controls and procedures are effective however the following material deficiencies exist:

(i)
The Company’s management is relying on external consultants for purposes of preparing its financial reporting package; the officers may not be able to identify errors and irregularities in the financial reporting package before its release as a continuous disclosure document.

(ii)	As the Company is governed by one officer who is also the only director, there is an inherent lack of segregation of duties and lack of independent governing board.

(iii)
The Company does not have standard procedure in place to ensure that the financial statements agree to the underlying source documents and accounting records, that all of its transactions are completely reflected in the financial statements.

(iv)
There are no controls in place to ensure that expenses are recorded when incurred, as opposed to when invoices are presented by suppliers, increasing the risk of incomplete expenses and accrued liabilities.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge its properties are not the subject of any such proceedings.

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

Our net loss for the nine months ended May 31, 2009 was $3,320,275. From inception at January 31, 2007 through May 31, 2009 we had an accumulated net loss of $11,752,996.  We have not yet achieved profitability and expect to continue to incur net losses until we recognize sufficient revenues from licensing activities, customer contracts, product sales or other sources. Because we have a limited history upon which an evaluation of our prospects can be based, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies seeking to develop new and rapidly evolving technologies. To address these risks, we must, among other things, respond to competitive factors, continue to attract, retain and motivate qualified personnel and commercialize and continue to develop our technologies. We may not be successful in addressing these risks. We can give no assurance that we will achieve or sustain profitability.

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

At the Holders’ sole discretion, the Holder may elect to convert the Subsequent Debentures, in whole or in part, at any time prior to maturity, into common shares of the Company at a conversion price of $0.10 per share. As part of each of the Subsequent Debenture issuances, Genovese shall be issued a share purchase warrant certificate for 2,500,000 warrants with each warrant exercisable into one common share at $0.15 per share for a period of three years commencing from the date of the issuance of the warrant certificate. We further agreed that (1) Genovese would be granted the right of first refusal/ right of participation in connection with any additional financing of the Company for two (2) years, (2) Genovese would be entitled to two board seats, (3) we would indemnify our officers and directors to the fullest extent permitted under Nevada law, and (4) we would submit 30 day budgets to our Board beginning in December 2008. We offered the convertible notes and warrants in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to “accredited” investors under state securities laws. The Debenture was subsequently amended for an aggregate principle amount of $545,000. Additional Debentures for $455,000, $250,000, $50,000 and $ 195,000 were issued.   As of May 31, 2009 a total $1,495,000 has been issued as Debentures.  The amount of the Debentures outstanding at May 31, 2009 was classified as “permanent equity” as capital in excess of par value and a corresponding amount was recorded as a discount against the note payable.  This discount will be amortized over 24 months on a straight-line basis as interest expense.

In May 2009, we entered into a subscription agreement with Robert Kolson; whereby Mr. Kolson purchased 750,000 shares of our common stock and 375,000 warrants with an exercise price of $0.30 for $150,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On April 20, 2009, Mr. Paul Fishkin resigned from his position as Chief Executive Officer of the Company and Mr. Michael Ortega was appointed to the position of Chief Executive Officer.

On June 30, 2009, subsequent to the date of this report, Mr. Ortega rendered his resignation from his position as Chief Executive Officer.

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

10.4
     Amended Convertible Debenture Agreement between Richard Genovese and the Company Dated January 15, 2009 (filed as exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the
     period ended February 28, 2009 filed on April 20, 2009 and incorporated herein by reference thereto).

10.5
     Premium Network License and Reseller Agreement between Digital Stream, Inc. and the Company dated June 10, 2009 (filed as exhibit 10.1 to the Company’s Report on Form 8-K filed on June 16, 2009 and incorporated herein by reference thereto).

31.1	*	Certification of President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EN2GO INTERNATIONAL, INC. (Registrant)

	BY:	PAUL E. FISHKIN
Date: July 15, 2009		Paul E. Fishkin
President, Chief Financial Officer and Principal Accounting Officer