Form 10-K
period 2009-08-31
EN2GO INTERNATIONAL INC
filed 2009-12-15
CIK 1200528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the fiscal year ended August 31, 2009

Commission File Number 000-50480

EN2GO INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0389557
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
2921 W. Olive Ave, Burbank, California, 91505
 (Address of principal executive offices)

(818) 433-7191
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.00001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  YES     NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   YES    NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  YES ☒      NO 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer 	Accelerated filer 

Non-accelerated filer  (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).
YES       NO   ☒

At November 10, 2009, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $4,015,551.  At November 10, 2009, there were 23,760,287 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred to under Part IV.

EN2GO INTERNATIONAL, INC.

Cautionary Statement Regarding Forward-Looking Statements

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

PART I

ITEM 1.                      DESCRIPTION OF BUSINESS

General

En2Go International, Inc., (“En2Go” or “the Company”) , a Nevada corporation, is a start-up company located in Burbank, California that is developing and launching products that create a monetizable bridge between technology and digital entertainment. We plan to develop a variety of media and entertainment related programs and applications including, first and foremost media delivery software, Internet video applications and high-end, innovative desktop applications.  We believe the future of the digital entertainment and media industry will incorporate a combination of Internet, entertainment and communications, which we refer to as “Entertainment to Go” or “En2go!”  We plan to take part in this advancement by pursuing opportunities in telecommunications as both a development partner with today’s leading carriers and as an entertainment solutions provider to major entertainment companies.  Our operations are conducted through our wholly owned subsidiary, En2Go, Inc., a Nevada corporation (“En2Go Nevada”).  Unless otherwise indicated, En2Go and En2Go Nevada are referred to collectively in this report as “we,”  “us,” or the “Company.”

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

On June 8, 2007, we entered into a definitive Share Exchange Agreement (the “Share Exchange Agreement”) with En2Go Nevada and its stockholders, Paul E. Fishkin, Kevin R. Griffith and Tolga F. Katas.  Pursuant to the Share Exchange Agreement, on July 16, 2007, we acquired all the issued and outstanding shares of En2Go Nevada in exchange for 2,780,000 shares of our common stock and En2Go Nevada became a wholly owned subsidiary of the Company.   In addition, concurrently with the closing of the transaction, a former principal stockholder of the Company transferred 1,075,000 shares of the Company’s common stock to the three stockholders of En2Go Nevada.  Also, as a condition to closing of the Share Exchange Agreement, we sold 100,000 shares of our common stock to investors in a private placement for proceeds of $1,000,000.  Following the completion of such transactions, the Company had a total of 4,980,000 shares of common stock issued and outstanding, of which 1,025,000 shares or 20.6% were held by the persons that were stockholders of the Company prior to the acquisition, 3,850,000 shares or 77.4% were held by the former stockholders of En2Go Nevada, and 100,000 shares or 2% were held by the purchasers in the private placement.

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

Our Products

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

En2ools.  We are currently attempting to establish a technical infrastructure, which we call “En2ools.” En2ools is an ever-expanding library of code modules and techniques designed for the rapid production or modification of software.  En2ools is the foundation that enables the software applications to be fast, efficient, reliable, and user-friendly. If we are successful in establishing workable version of En2ools, we plan to partner with larger organizations using our En2ools proprietary framework.

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

Using Flyxo to watch movies online can eliminate the user’s frustration of long download times or waiting for buffering. Flyxo delivers movies, TV shows, podcasts, music, games, web sites, flash, quartz, openGL and more in extraordinary quality, whether on a mobile device or a big screen.  Flyxo’s competitive edge is that it is more than a media player. It is a global Internet broadcast platform that can facilitate online television channels, movie channels, radio stations, online gaming, slide shows, 3-D objects, high-resolution graphics, interactive advertising, social media and more. With seamless delivery capable of streaming HD and beyond, Flyxo provides for a superior media experience and enhanced user engagement.

When prospective clients such as film distribution companies, studios, independent producers, television networks, or other businesses and individuals desire to have their movies, trailers, videos, games and other media made available on Flyxo, they can seek distribution with En2go. If approved, En2go will host the content making it available through Flyxo on a video on demand (VOD) basis, sharing in revenue if it is pay-per-view or supported by advertising. For those clients who opt to use the Flyxo platform to build their own private or public channels or networks, they can pay the appropriate licensing fees and become “Channel Partners.” Channel Partners have creative control over what is shown on their programming schedules, which programs they want to feature, how they want to monetize their content, the locations they want to target or block, how much advertising they will include if any, and more. Through the Flyxo platform, En2go gives its clients the opportunity to bypass the bottleneck of film or television distribution and showcase their media to niche or global audiences.

En2go can offer media and shopping to end-users through micro-transactions such as pay-per-view, subscription, and ecommerce. En2go can also generate revenue from advertisers as well as managed services: monthly service plans, hosting, storage, encoding, uploading, advanced training or support, custom solutions, and more. Marketing collateral such as brochures, power points, videos and web sites have been developed to facilitate such sales, but more are needed and in development.

The Channel Builder.  Channel Partners are set up with an administrative account on the En2go Channel Builder System that can be accessed from the browser. The Channel Builder makes it simple for individuals or organizations to create their own high-quality Internet media channels. Once the clients’ videos or other media is uploaded, using drag and drop functionality, the clients can create their own global HD Internet broadcast channel in a matter of minutes. This simplicity and convenience combined with the ability to distribute high-quality media to a worldwide audience opens a wide range of possibilities in terms of potential clients.

Image Search and Download: eMaculate.  eMaculate is a search engine that is designed to search, download and share digital images on the Web at very high speeds.  It is also easy-to-use with a state-of-the-art user interface.  In addition, each captured image contains complete URL information, allowing the user to go straight to the source of the image.  In the typical time it takes to download, save and review a single image using existing search technologies eMaculate users can instantly download hundreds of images.  The selected images can be enlarged, minimized, rotated, shared, burned to a disk, corners can be rounded and photo borders can be added.

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

Recent Developments

After a year of significant research and development, En2go has advanced its flagship software and is near-ready to take it to the market place. During this year, En2go was able to improve its technology to better support its core business model, modify the company’s operational structure, and gain a pipeline of prospects in various stages of evolution. In the technology department, the company implemented a new Engagement Tracking System complete with geoLocation and geoBlocking features, reporting and analytics, and a custom payment solution has been designed and is well under way. Additionally, new GUI models and menu layouts have been added along with core animation, quartz integration, live streaming capability, back-end reporting, an interactive scrolling advertising ticker, a channel builder and much more. En2go has now transitioned from being a start up company doing only R & D to preparing for product roll out.

Technology

En2go was able to make robust improvements in its technology architecture at a discounted market value because developers were facilitated by the proprietary software infrastructure called en2ools.  En2ools is an ever-expanding library of code modules and techniques designed for the rapid production or modification of software. En2ools is the foundation that enables the software applications to be fast, efficient, reliable, and user-friendly.

                En2go platforms and applications have been developed for use with Apple’s Mac OSX, Microsoft Windows XP and Vista, as well as the iPhone and other mobile devices. Working prototypes of these applications have been completed; although the final versions of such applications have not yet been completed and no assurances can be given that we will be able to do so.

Flyxo

En2go presented a sneak preview of its online video software, known as Flyxo or Flyxo HD, at the Cannes Film Festival where it was well received.  Several dozens of industry leaders, content providers and independent producers had a surprisingly enthusiastic response to the Flyxo product demonstration, provided valuable feedback, and expressed interest in partnering or licensing when the product is ready.  This expert feedback was invaluable and served as a catalyst for modifying the functionality of Flyxo for stronger competitive advantages in the world of online film distribution.

The Channel Builder

New features have been added to the Channel Builder in the past year, which include an encoding process, a clip and clip set manager, meta tagging, search functionality, a video timeline, a template engine, an advertiser toolkit, sharing and viral marketing capability, XML and database output and more.

Other Products still in Development

Due to limited financial resources and human capital, enhancing the competitive edge of Flyxo was the primary focus of the technology team. eMaculate; En2go’s image search application, along with the Kandictionary, the En2go Jukebox and the En2go VideoBlox were put on hold during the year ended August 31, 2009.

Key Relationships

En2go has strengthened its relationship with its CDN (content delivery network); Limelight Networks, to prepare for large scale Flyxo use and ensure the fastest video delivery to Flyxo end-users worldwide. Limelight maintains a dedicated high-speed network which spans the globe, interconnecting all of its 900 regional data centers over a fiber-optic backbone.  When video is uploaded to Flyxo, it is directed to En2go’s location in Limelight and is then propagated to thousands of servers worldwide so users can receive the videos as quickly as possible.

The company also developed strong relationships with a number of key firms who have agreed to beta test the software as well as provide content. One such company is Virgin Media Group.

Regulation

We will be subject to various federal, state and local laws that govern the conduct of our business, including state and local advertising, consumer protection, credit protection, licensing, and other labor and employment regulations.  We do not anticipate that the costs of complying with such regulations will have a material effect on our business or financial condition.

Competition

The entertainment industry is extremely competitive and is dominated by several large companies with worldwide name brand recognition and substantial financial resources.  In attempting to attract users to our proposed applications and products, we will be competing with online providers of audio and video entertainment, web-based video channels, movie theaters, live theater, sporting events, and other similar businesses that compete for the general public’s entertainment dollar, and large software developers. There can be no assurance that other companies will not develop technologies superior to ours, that new technology will not emerge that renders our technology obsolete or that a competing company or companies will not be able to capture more market share than we are able to capture due to name recognition and the expenditure of greater amounts for marketing and advertising.

Employees

The Company currently has no employees.  The Company engages the services of independent consultants to assist with management, software programming and development.  We plan to engage full-time employees in this area as our business develops.

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

Through August 31, 2009, we have not generated any revenues.  As a result, we have generated significant operating losses since our formation and expect to incur substantial losses and negative operating cash flows for the foreseeable future.  For the year ended August 31, 2009 our net loss was $2,983,660 and as of August 31, 2009 we had we had an accumulated deficit of $11,416,381.   We anticipate that our existing cash and cash equivalents will not be sufficient to fund our business needs. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses.

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

We have limited capital resources and operations to date have been funded with the proceeds from equity and debt financings.  Primarily as a result of our recurring losses and our lack of liquidity in connection with our fiscal year ended August 31, 2009, we received a report from our independent auditors that includes an explanatory paragraph describing the substantial uncertainty as to our ability to continue as a going concern.

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

Risks related to our business

The duration or severity of the current global economic downturn and disruptions in the financial markets, and their impact on our company, are uncertain.

The recent global economic downturn, coupled with the global financial and credit market disruptions, have had a historic negative impact on the technology industry. These events have contributed to an unprecedented decline in public and private financing, weak end markets, a sharp drop in demand, and higher costs of borrowing and/or diminished credit availability. While we believe that the long-term prospects for technology remain bright, we are unable to predict the duration or severity of the current global economic and financial crisis. There can be no assurance that any actions we may take in response to further deterioration in economic and financial conditions, will be sufficient. A protracted continuation or worsening of the global economic downturn or disruptions in the financial markets could have a material adverse effect on our business, financial condition or results of operations.

Going Concern.

Primarily as a result of our recurring losses and our lack of liquidity in connection with our fiscal year ended August 31, 2009, we received a report from our independent auditors that includes an explanatory paragraph describing the substantial uncertainty as to our ability to continue as a going concern.

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

Our limited operating history makes predicting our future operating results difficult. As a software development company with a limited history, we face numerous risks and uncertainties in the competitive markets. In particular, we have not proven that we can:

-      develop entertainment software in a manner that enables us to be profitable and meet strategic partner and customer requirements;

-      develop and maintain relationships with key customers and strategic partners that will be necessary to optimize the market value of our products and services;

-      raise sufficient capital in the public and/or private markets; or

-      respond effectively to competitive pressures.

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

-      our new approaches will not result in any products or services that gain market acceptance;

-      our software will unfavorably interact with other types of commonly used software, thus restricting the circumstances in which it may be used;

-      proprietary rights of third parties will preclude us from marketing a new product; or

-      third parties will market superior or more cost-effective products or services.

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

We do not have any patents issued or patents pending.  We do have development work or source code which we believe has the potential for patent protection.  We will evaluate our business benefits in pursuing patents in the future.  We protect all of our development work with confidentiality agreements with our engineers, employees and any outside contractors.  However, third parties may, in an unauthorized manner, attempt to use, copy or otherwise obtain and market or distribute our intellectual property or technology or otherwise develop a product with the same functionality as our software. Policing unauthorized use of our software and intellectual property rights is difficult, and nearly impossible on a worldwide basis. Therefore, we cannot be certain that the steps we have taken or will take in the future will prevent misappropriation of our technology or intellectual property, particularly in foreign countries where we plan to do business or where our software will be sold or used, where the laws may not protect proprietary rights as fully as do the laws of the United States or where the enforcement of such laws is not common or effective.

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

There are many reasons why a competitor might be more successful than we are or will be, including:

-      Competitors may have greater financial resources and can afford more technical and development setbacks than we can.

-      Competitors may have been in the software business longer than we have. They may have greater experience than us in critical areas like testing, sales and marketing. This experience or their name recognition may give them a competitive advantage over us.

-      Competitors may have a better patent position protecting their technology than we either have or will have. If we cannot prevent others from copying our technology or developing similar technology, or if we cannot obtain a critical license to another’s patent that we need to make and use our technology, we would expect our competitive position to lessen. Because the company that is “first to market” often has a significant advantage over latecomers, a second place position could result in less than anticipated sales.

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

In addition, the value of our common stock could be affected by:

-      actual or anticipated variations in our operating results;

-      changes in the market valuations of other similarly situated companies providing similar services or serving similarm arkets;

-      announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

-      adoption of new accounting standards affecting our industry;

-      additions or departures of key personnel;

-      introduction of new products or services by us or our competitors;

-      sales of our common stock or other securities in the open market;

-      changes in financial estimates by securities analysts;

-      conditions or trends in the market in which we operate;

-      changes in our earnings estimates and recommendations by financial analysts;

-      our failure to meet financial analysts’ performance expectations; and

-      other events or factors, many of which are beyond our control.

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

Our directors, officers, principal stockholders and their affiliates beneficially own approximately 85.61% of our outstanding capital stock. The interests of our directors, officers, principal stockholders and their affiliates may differ from the interests of other stockholders. Our directors, officers, principal stockholders and their affiliates will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of mergers, acquisitions and other significant corporate transactions.  (See “Principal Stockholders.”)

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

As a public company, we are required to evaluate our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002.  In this regard, we have and will continue to comply with the internal control requirements of Section 404 of the Sarbanes-Oxley Act.  If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation.  Any inability to provide reliable financial reports could harm our business.  Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal controls for each fiscal year ending on or after June 15, 2010.  Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations.

If we fail to maintain proper and effective internal controls in future periods, it could adversely affect our operating results, financial condition and our ability to run our business effectively and could cause investors to lose confidence in our financial reporting.

ITEM 1B.                  UNRESOLVED STAFF COMMENTS

                None.

ITEM 2.                      PROPERTIES

                We own no real property.  We lease 9,678 square feet of office space from John D. Howard Family Limited Partnership at a rate of $19,536 per month.  Our lease started on May 1, 2008 and ends on April 30, 2010.  Our corporate offices are located at 2921 West Olive Avenue, Burbank, California 91505.

ITEM 3.                      LEGAL PROCEEDINGS

None.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.                      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS ANDISSUER PURCHASES OF EQUITY SECURITIES

Public Market for Common Stock

Our common stock is quoted on the OTC Bulletin Board under the symbol "ETGI. OB."  Our Common Stock, is par value $0.00001 per share (“Common Stock”).

The following table sets forth, for the fiscal quarters indicated, the high and low sale price for our common stock, as reported on the OTCBB.  The quotations below reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	High	Low
Fiscal Year ended August 31, 2009
Fourth Quarter	13.3	11.9
Third Quarter	26.9	22.3
Second Quarter	18.4	15.9
First Quarter	49.5	38.6
Fiscal Year ended August 31, 2008
Fourth Quarter	17.00	5.10
Third Quarter	20.00	11.00
Second Quarter	27.50	12.00
First Quarter	20.00	8.00

Shareholders

The approximate number of holders of record of our Common Stock as of November 10, 2009 was 129.

Dividends

We have never declared or paid a cash dividend on our common stock and do not anticipate declaring or paying cash dividends to shareholders in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The Amended and Restated En2Go International, Inc. 2007 Stock Plan (the “Plan”) was originally authorized and approved by the Company’s board of directors on November 12, 2007 and was amended and restated effective July 1, 2008.  A total of 750,000 shares of the Company’s Common Stock have been authorized for issuance under the Plan.  The following is a summary description of the Plan and is qualified in its entirety by reference to the full text of the Plan.

The following table sets forth certain information regarding the Company’s equity compensation plans as of August 31, 2009.

Equity compensation plans approved by stockholders	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price	Number of securities remaining available for issuance under equity compensation plan
Stock Option Plan	245,000	$9.50	505,000
Total	245,500	$9.50	505,000

Recent Sale of Unregistered Securities

During the quarter ended August 31, 2009, we issued additional Debentures in the amount of $255,000. As of August 31, 2009, a total of  $1,750,000 has been issued as Debentures.  The Convertible Debentures and Warrants were issued in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to “accredited” investors under state securities laws. Subsequent to the period; on September 25, 2009, all issued debentures were converted into 17,500,000 shares of common stock.

ITEM 6.                      SELECTED FINANCIAL DATA

Pursuant to Item 301(c) of Regulation S-K. the Company, as a smaller reporting company, is not required to provide the information required by this item.

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OFOPERATIONS

This discussion should be read in conjunction with our consolidated financial statements included in this Annual Report on Form 10-K and the notes thereto, as well as the other sections of this Annual Report on Form 10-K, including “Certain Risks and Uncertainties” and “Description of Business” sections thereof. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Annual Report. Our actual results may differ materially.

Limited Operating History

There is limited historical financial information about our company upon which to base an evaluation of our future performance.  Our Company has not generated any revenues for the fiscal year ended August 31, 2009.  We cannot guarantee that we will be successful in our business operations.  We are subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in developing our sales channels, uncertainty regarding the development of our software products and services and competition.  There is no assurance that future financing will be available to our Company on acceptable terms. Additional equity financing could result in dilution to existing shareholders.

Results of Operations

For the Years Ended August 31, 2009 and 2008

We had a net loss of $2,983,660 for the year ended August 31, 2009 compared to a net loss of $7,830,062 for the year ended August 31, 2008.  The change is explained below.

Operating Expenses:  Operating expenses were $2,433,629 and $7,844,635 for the years ended August 31, 2009 and 2008, respectively.  The decrease of $5,411,006 was primarily due to a decrease in stock issued for services.

Other income (expense):  Other income (expense) was $(550,031) and $14,573 for the years ended August 31, 2009 and 2008, respectively. The difference is primarily due to the increase in interest expense $(135,305) and amortization $(420,375) costs of the notes payable.

On June 10, 2009, En2go International, Inc. (the “Company) and Digital Stream, Inc. (“DSI”) entered into a Premium Network License and Reseller Agreement with Development Terms (the “Agreement”).  Pursuant to the terms of the Agreement, the Company will customize its Flyxo software product to include DSI’s proprietary live streaming and clip builder services.  Additionally, the Company granted DSI a non-exclusive, perpetual and royalty-bearing right to subdistribute, display, sell and market the customized Flyxo product and DSI granted the Company a non-exclusive, perpetual and royalty-bearing right to subdistribute, display, sell and market DSI’s live streaming software.  DSI will pay the Company in excess of $500,000 for development, license, distribution and maintenance fees.  During the period ended August 31, 2009, the Company terminated negotiations with DSI and no further negotiations between the parties are ongoing and none are expected to take place.

As of the date of this report, we have not generated any revenues.  As a result, we have generated significant operating losses since our formation and expect to incur substantial losses and negative operating cash flows for the foreseeable future as we attempt to expand our infrastructure and development activities. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses.

We are a development stage company and are in the early stages of developing our products and services. We have not yet successfully developed any of our products and services to the final completion stage. The diversity of our products, the competitive entertainment industry, lack of liquidity and the current economic downturn, make it difficult for us to project our near-term results of operations. These conditions could further impact our business and have an adverse effect on our financial position, results of operations and/or cash flows.

Liquidity and Capital Resources

Net cash used in operating activities was $1,139,421 and $1,838,933 for the year ended August 31, 2009 and  2008, respectively. The decrease of $699,512 in cash used by operating activities was primarily due to the decrease in development activities, and an increase in depreciation expense.   Net cash used in investing activities was $1,016,521 and $66,592 for the years ended August 31, 2009 and 2008, respectively.  Investing activities for the years ended August 31, 2009 and 2008 resulted from the purchase of computers and furniture.  Net cash provided by financing activities was $2,150,000 and $1,358,599 for the years ended August 31, 2009 and 2008, respectively.

The Company suffered recurring losses from operations and has an accumulated deficit of $11,416,381 at August 31, 2009. Primarily as a result of our recurring losses and our lack of liquidity, the Company has received a report from our independent auditors that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. We have delayed payment of a substantial amount of accounts payable and accrued expenses and reduced our expenses to a minimum level. Our existing cash and cash equivalents will not be sufficient to fund our operations. Unless we receive liquidity from new purchase orders, obtain additional capital, loans or sell or license assets, we may be required to seek to reorganize our business or discontinue operations and liquidate our assets. There can be no assurance that the Company will be able to secure sufficient financing or on terms acceptable to the Company. If additional funds are raised through the issuance of equity securities, the percentage ownership of our current stockholders is likely to or will be reduced.

In September 2008, we entered into a subscription agreement with Richard Genovese and/or his affiliates (collectively “Genovese”) whereby Genovese purchased 100,000 shares of our common stock and 100,000 warrants with an exercise price of $2.00 for $150,000.

In November 2008, we borrowed $5,000 from a consultant to the Company which was payable by December 6, 2008.  The lender was to receive 200 shares of our common stock per month as interest and an additional consideration of 25,000 warrants with an exercise price of $0.25.  In February 2009 we repaid the principal and interest in full and no shares or warrants were issued.

On January 15, 2009 we entered into an agreement with Genovese whereby Genovese and/or his affiliates (collectively “Genovese”) would advance to the Company $250,000 for a convertible debenture (“Debenture”) for the aggregate principle amount of $250,000.  The Debenture is non-interest bearing and will mature on December 5, 2010.  At the holder’s sole discretion, the holder may elect to convert the Debenture, in whole or in part into common shares of the Company at a conversion price of $0.10 per share.  As additional compensation, Genovese was issued a share purchase warrant certificate for 2,500,000 warrants with each warrant exercisable into one common share at $0.15 per share for a period of three years commencing from the date of the issuance of the warrant certificate for each Subsequent Debenture issued.  The Company and Genovese further agreed to establish five (5) mutually agreed upon milestones to be attained no later than September 2009 with each milestone generally occurring approximately every forty five (45) days. In conjunction with the attainment of each individual milestone, Genovese agreed to advance to the Company an additional $250,000. In connection with each $250,000 advance, Genovese was issued an additional $250,000 Convertible Debenture. The Debenture is non interest bearing and matures two years from the date of issuance of each subsequent debenture (“Subsequent Debentures”).

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

Additional Debentures for $455,000, $250,000, and $50,000 and $195,000 were issued by the Company during the year ended August 31, 2009. In April 2009, the amount of convertible debentures available to be issued was increased by $255,000 for an aggregate of $1,750,000.

During the period ended May 31, 2009, Richard Genovese advanced $210,000 to us for additional working capital.   From  June 1, 2009 to August 31, 2009, Richard Genovese advanced a further $319,498.  The aggregate of $529,498 advanced was converted into the balance of the convertible debentures for the amount of  $255,000  and the remaining  $274,498 was applied as an advance to the Company.  No arrangement has been made for repayment of the loan. The advance is non-interest bearing and due upon demand.

As of August 31, 2009 a total of $1,750,000 has been issued as Debentures.  Subsequent to the period, on September 25, 2009, all issued debentures were converted into 17,500,000 shares of common stock.

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

In May 2009, we entered into a subscription agreement with Robert Kolson; whereby Mr. Kolson purchased 75,000 shares of our common stock and 37,500 warrants with an exercise price of $3.00 for $150,000.

Subsequent to the end of the period, on October 30, 2009 we entered into a subscription agreement with Janspec Holdings Limited (“Janspec”); whereby Janspec purchased 428,572 common shares and 428,572 warrants with an exercise price of $0.60 for $150,000.

On November 7, 2009 we entered into a subscription agreement with Peninsula Merchant Syndications Corp. (“Peninsula”) where Peninsula purchased 285,715 shares of our common stock and 285,715 warrants with an exercise price of $0.60 for $100,000.

Recently Issued Accounting Pronouncements

In September 2009, the EITF reached final consensus on a new revenue recognition standard,  Issue No. 08-1,  "Revenue  Arrangements with Multiple  Deliverables",(EIFT  08-1).  EITF 08-1  addresses  how to  determine  whether  an  arrangement involving multiple deliverables  contains more than one unit of accounting,  and how the arrangement  consideration  should be allocated among the separate units of accounting. This Issue is effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements.  In addition, early adoption is permitted. The Company is currently evaluating the potential impact of EITF 08-1 on its financial position and results of operations.

In September 2009, the EITF reached final consensus on a new revenue recognition standard, Issue No. 09-3, "Applicability of AICPA Statement of Position 97-2 to Certain  Arrangements  That Contain  Software  Elements" (EITF 09- 3). EITF 09-3 amends  the  scope  of  AICPA  Statement  of  Position  97-2,  Software  Revenue Recognition to exclude tangible products that include software and non- software components   that  function   together  to  deliver  the   product's   essential functionality.  This Issue shall be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Earlier application is permitted as of the beginning of a company's fiscal year provided the company has not previously issued financial statements for any period within that year.  An entity shall not elect early application of this Issue unless it also elects early application of Issue 08-1.The Company is currently  evaluating  the  potential  impact of EITF 09-3 on its financial position and results of operations.

In June 2009 the FASB issued SFAS 166, Accounting for Transfers of Financial Assets — an Amendment of FASB Statement No. 140 (SFAS 166). SFAS 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS 166 will be effective January 1, 2010. The adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated financial position and results of consolidated operations.

In June 2009 the FASB issued SFAS 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167). SFAS 167 eliminates Interpretation 46(R)’s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying Interpretation 46(R)’s provisions. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. SFAS 167 will be effective January 1, 2010. The adoption of this pronouncement is not expected to have a material impact on the Company’s financial position and results of operations.

In June 2009,  the FASB  issued  SFAS No. 168,  "The FASB  Accounting  Standards Codification  and the  Hierarchy of Generally  Accepted  Accounting  Principles"("SFAS No. 168").  SFAS No. 168 will become the single source of authoritative non-governmental U.S.  generally  accepted  accounting   principles   ("GAAP"),superseding  existing FASB,  American  Institute of Certified Public Accountants("AICPA"), EITF, and related accounting literature. SFAS No. 168 reorganizes the thousand of GAAP  pronouncements  into roughly 90 accounting topics and displays them using a consistent  structure.  Also  included is relevant  Securities  and Exchange  Commission  guidance  organized  using the same  topical  structure in separate  sections.  SFAS No. 168 will be  effective  for  financial  statements issued  for  reporting  periods  that  end  after  September  15,  2009.  As the codification was not intended to change or alter existing U.S. GAAP, it will not have any impact on our financial position, results of operations and cash flows.

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

Critical Accounting Policies

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

Capital Expenditures

We purchased $48,603 worth of capital expenditures in the fiscal year ending August 31, 2009.

Commitments and Contractual Obligations

The following table summarizes the future payments we are required to make under contractual obligations as of August 31, 2009:

	Payments Due by Period

	Total	Less than 1 year	1 -3 years	3-5 years	More than 5 years
Long term debt	--	--	--	--
Interest expense on long term debt	--	--	--	--
Operating leases	156,288	156,288	--	--	--
Other long-term liabilities	--	--	--	--	--

TOTAL	$156,288	$156,288	$--	$--

Operating lease obligations refer to our commercial single-tenant lease with John D. Howard Family Limited Partnership. We own no real estate.  We lease 9,678 square feet of office space from John D. Howard Family Limited Partnership at a rate of $19,536 per month.  Our lease started on May 1, 2008 and ends on April 30, 2010.  Our corporate offices are located at 2921 West Olive Avenue, Burbank, California 91505.

In addition to the obligations included in the table above, we maintain other obligations  related to the employment agreements held with our President and Chief Financial Officer; Paul Fishkin and our Chief Technology Officer; Tolga Katas. The timing of the related payments is not known.

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

Off-Balance Sheet Arrangements

                As of August 31, 2009, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K. the Company, as a smaller reporting company, is not required to provide the information required by this item.

ITEM 8.                      CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-K.  Our financial statements for the last two fiscal years ended August 31, 2009 and 2008, included in this report have been audited by Chisholm, Bierwolf, Nilson & Morrill, CPA, 533 West 2600 South, Suite 25, Bountiful, Utah, 84010,  as set forth in their report included herein.

ITEM 9A .                 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Principal Executive Officer and Principal  Financial Officer have concluded that these disclosure controls and procedures are not effective since the following material weaknesses exist:

(i)
The Company’s management is relying on external consultants for purposes of preparing its financial reporting package; and may not be able to identify errors and irregularities in the financial reporting package before its release as a continuous disclosure document.

(ii)
The Company does not have standard procedures in place to ensure that the financial statements agree to the underlying source documents and accounting records, that all of its transactions are completely reflected in the financial statements.

(iii)
There are no controls in place to ensure that expenses are recorded when incurred, as opposed to when invoices are presented by suppliers, increasing the risk of incomplete expenses and accrued liabilities.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that:

 (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, as of August 31, 2009, management has concluded that the Company’s internal controls over financial reporting were not operating effectively. Management has identified the following weaknesses that only when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of August 31, 2009:

1.
Insufficient documentation of financial statement preparation and review procedures - We employ policies and procedures in reconciliation of the financial statements and the financial information based on which the financial statements are prepared, however, the controls and policies we employ are not sufficiently documented.

2.
We did not maintain proper segregation of duties for the preparation of our financial statements – As of August 31, 2009 the majority of the preparation of financial statements was carried out by one person.  This has resulted in several deficiencies including:

a.	Significant, non-standard journal entries were prepared and approved by the same person, without being checked or approved by any other personnel.

b.	Lack of control over preparation of financial statements, and proper application of accounting policies.

3.
We lack sufficient information technology controls and procedures – As of August 31, 2009, we lacked a proper data back up procedure, and while backup did take place in actuality, we believe that it was not regulated by methodical and consistent activities and monitoring.

The foregoing material weaknesses identified in our internal control over financial reporting and disclosure controls and procedures were identified in June 2009, by our external consultants responsible for the preparation of our financial reporting package. The aforementioned material weaknesses did not impact our financial reporting or result in a material misstatement of our financial statements.  As of August 31, 2009 we have not taken action to correct the material weaknesses identified in our disclosure controls and internal control over financial reporting.

Continuing Remediation Efforts to Address Deficiencies in the Company’s Internal Control Over Financial Reporting

Once the Company has sufficient personnel available, then our Board of Directors, in connection with the aforementioned weaknesses, will implement the following remediation measures:

1.
We will appoint additional personnel to assist with the preparation of our financial statements; which will allow for proper segregation of duties, as well as additional manpower for proper documentation.

2.
We will engage in a thorough review and restatement of our information technology control procedures, in addition to procurement of all hardware and software that will enable us to maintain proper backups, access, control etc.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  We are not required to provide an attestation report by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

 There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended August 31, 2009 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.                  OTHER INFORMATION

None.

PART III

ITEM 10.                   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following are our directors and executive officers and significant employees.  Each director holds office until the next annual meeting of shareholders and until the director’s successor is elected and qualified or until the director’s resignation or removal.  Each executive officer holds office for the term for which such officer is elected or appointed and until a successor is elected or appointed and qualified or until such officer’s resignation or removal.

			Held
Name	Age	Title	Position Since
Paul E. Fishkin	65	President, Chief Financial Officer and Director	July 2007
Bruce Schmidt	56	Secretary, Treasurer, Director	Director - September 2006 Secretary & Treasurer-April 2009
Tolga Katas	42	Chief Technology Officer	July 2007
Ted Cohen	60	Director, Chief Strategy Officer	August 2008
Richard Genovese Frank Anderson	57 51	Director Director	June 2009 June 2009

Paul Fishkin, President, CFO & Director

Mr. Fishkin graduated from the Philadelphia College of The Sciences with a Bachelor of Science in Pharmacy.  He began his music career in January 1971 as an assistant to Albert Grossman, Bearsville Records founder.  In March 1973 he was elevated to President and co-owner of Bearsville.  He signed and oversaw development of the recording careers of Todd Rundgren and Foghat. He also co-managed Todd Rundgren from 1973-1976.  He resigned from Bearsville in December 1979.  In January 1980 Mr. Fishkin co-founded Modern Records.  He exclusively signed and oversaw the solo recording career of multi-platinum artist, Stevie Nicks, recorded Natalie Cole, and developed the gold artist, Poe.  He also co-managed Rosie O’Donnell in 1984-1985 and co-managed Twisted Sister and Kix from 1989 to1993 with Mark Puma of Freefall Mgmt.  Mr. Fishkin resigned from Modern Records in April 1997.  Mr. Fishkin was an A & R Consultant from 1998 -2000 for Doug Morris (Chairman of Universal Music Group), and from January 2001 to April 2002, was a consultant for film director, Tom Shadyac for his record label, 333 Music.   Mr. Fishkin founded Fishkin Entertainment Inc. in May 1997 and was its CEO/President until he resigned in December 2006. Fishkin Entertainment was a record production company and artist management company.   Fishkin Entertainment signed musical talent to a recording contract or management contract then sought distribution deals or recording contracts with major distribution labels.  In December 2003, he signed the artist Hush to a recording contract with Geffen Records.  On January 31, 2007 Mr. Fishkin incorporated En2Go Nevada with Tolga F. Katas and Christine Marie.  Mr. Fishkin is also president, treasurer and a director of En2Go Nevada.

Tolga F. Katas, Founder & Chief Technology Officer

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

Ted Cohen, Director & Chief Strategic Officer

Mr. Cohen was appointed our Chief Strategic Officer in December 2007.  In his previous role as Senior VP Digital Development for EMI Music, he led next-generation digital business development world-wide for the “big four” record companies. Prior to his role at EMI, Cohen served as Executive Vice President of Digital Music Network Inc, where he co-founded and served as Chairman of the ground-breaking Webnoize conferences. Ted is the Managing Partner of TAG Strategic and chairs MidemNet, the international music/technology conference held annually in Cannes.

Bruce Schmidt, Secretary, Treasurer & Director

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

Richard Genovese, Director

Mr. Genovese has been the president and sole director of Connect Capital Ltd. since the incorporation of Connect Capital in 2004.  Connect Capital Ltd., a private corporation in Vancouver, British Columbia, Canada, specializes in financial and management advisory services to both public and private companies.  Since 2005, Mr. Genovese has been the president of Clayoquot Wilderness Resort, Ltd., a world renowned luxurious eco-resort located in the Clayoquot Biosphere Reserve on British Columbia’s Vancouver Island.

Frank Anderson, Director

Frank Anderson has been the managing director of Connect Capital Ltd. since 2006.  From 2000 to 2006, Mr. Anderson was a director, secretary and treasurer of Sporg Corporation which is an internet registration services business.  From 1982 to 1999, Mr. Anderson was an investment advisor with Canaccord Capital Corp., Canada’s largest investment firm.  Mr. Anderson has successfully completed the Canadian Securities Course.

Involvement in Certain Legal Proceedings

None of the following events occurred during the past five years that is material to an evaluation of the ability or integrity of any director, person nominated to become a director, executive officer, promoter or control person:

(i)           Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(ii)           Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(iii)           Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(iv)           Being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of equity securities of the Company.  Officers, directors, and greater than 10% stockholders are required to furnish the Company with copies of all Section 16(a) forms they file. Based on the copies of the reports and other written assurances provided to it, the Company believes that all reports required by Section 16(a) for transactions during the 2009 fiscal year were not filed timely.  The following reports, were filed late: (i) the Form 4 for Paul E. Fishkin, President and CFO, filed February 13, 2009; (ii) the Form 4/A for Richard Genovese, Director, filed September 14, 2009, the Form 3/A for Richard Genovese, Director, filed September 14, 2009; (iii) the Form 4 for Tolga F. Katas, Chief Technology Officer and former Director, filed February 18, 2009; (iv) the Form 3 for Michael Ortega, former CEO filed May 22, 2009. During the fiscal year ended August 31, 2009, it was noted that Bruce Schmidt, Secretary, Treasurer and Director failed to file a report during the fiscal year ended August 31, 2008 for a transaction effected on January 8, 2008. The report was filed late on April, 16, 2009.

Code of Ethics

The Company has adopted a Code of Ethics that applies to its executive officers, including its principal executive, financial and accounting officers.  A copy of the Company’s Code of Ethics is included as an exhibit to the Company’s 2007 Form 10-KSB.  On March 3, 2009 the Company’s Board of Directors adopted an amended and restated Code of Ethics for the Company.  A copy of the Company’s amended Code of Ethics was filed as an Exhibit to Form 8-K filed on EDGAR on March 4, 2009 and can be found posted on the company’s website at www.en2go.com.  Upon written request to the Secretary of the Company a copy will be provided to any stockholder.

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

Audit Committee

There is no separately-designated standing audit committee as the Company’s Board of Directors acts as the Company’s audit committee.  The Board of Directors does not have an independent “financial expert” because it does not believe the scope of the Company’s activities to date has justified the expenses involved in obtaining such a financial expert.  In addition, the Company’s Common Stock is not listed on a national exchange and the Company is not subject to the special corporate governance requirements of any such exchange.

ITEM 11.                   EXECUTIVE COMPENSATION

Summary Compensation Table

                The table below summarizes all compensation awarded to, earned by, or paid to our executive officers as at August 31, 2009 for all services rendered in all capacities to us during the last three completed fiscal years.

Name and Principal Position	Fiscal Year		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total

Paul E. Fishkin, President, CFO and Director(1)	2009 2008 2007		$153,750 172,000 75,665	- - -	- - -	$ - 1,183,093 -	- - -	- - -	- - -	$153,750 1,355,093 75,665

Bruce Schmidt, Secretary, Treasurer and Director. Former President, CEO and CFO(2)	2009 2008 2007	$	- - -	- - -	- - -	$ 115,739 40,955 -	- - -	- - -	- - -	$115,739 40,955 -

Tolga F. Katas, Chief Technology Officer	2009 2008 2007		$191,000 298,500 -	$ 50,000 - -	- - -	$ - 1,183,093 -	- - -	- - -	- - -	$241,000 1,481,593

Ted Cohen, Chief Strategic Officer and Director (3)	2009 2008 2007		$105,000 95,000 -	- - -	- - -	$ - 175,523 -	- - -	- - -	- - -	$105,000 270,523

(1)
Mr. Fishkin became an executive officer of the Company in July 2007 at the time of the En2Go Nevada acquisition. The annual compensation shown in this table includes the amount Mr. Fishkin received from En2Go Nevada prior to the consummation of the Company’s acquisition of En2Go Nevada in a reverse acquisition transaction.

(2)
Mr. Schmidt resigned from all officer positions with the Company in July 2007 at the time of the En2Go Nevada acquisition but remained as a Director.  Mr. Schmidt did not receive any compensation for his services at that time. He was appointed secretary and treasurer of the Company in April 2009. Mr. Schmidt was granted stock options in 2008 and 2009 as compensation for his services performed as Chair of the Audit Committee and Chair of the Compensation Committee.

(3)	Mr. Cohen was granted stock options in 2008 as compensation for his services to the Board of Directors.

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

Grants of Plan Based Awards

The following table sets forth information concerning grants of plan based awards to each named executive officer during the fiscal year ended August 31, 2009:

								All Other			Grant
								Stock	All Other		Date
								Awards:	Option		Fair
		Estimated Future Payouts Under			Estimated Future Payouts			Number	Awards:	Exercise	Value of
		Non-Equity Incentive Plan			Under			of	Number of	or Base	Stock
		Awards			Equity Incentive Plan Awards			Shares	Securities	Price of	and
								of Stock	Underlying	Option	Option
	Grant							or Units	Options	Awards	Awards
Name	Date	Threshold	Target	Maximum	Threshold	Target	Maximum		(1)		(2)
		($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Sh)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)

Paul Fishkin	--	--	--	--	--	--	--	--	--	--	--
Tolga Katas	--	--	--	--	--	--	--	--	--	--	--
Bruce Schmidt	09/01/08	--	--	--	--	--	--	--	15,000	7.10	104,187
Ted Cohen	--	--	--	--	--	--	--	--	--	--	--

(1)   Consists of 15,000 stock options awarded under our 2007 Stock Plan to Mr. Schmidt for services performed as Chair of the Audit Committee and Chair of the Compensation Committee. The options vested quarterly and have all vested as of August 31, 2009.

(2)           This amount was computed in accordance with SFAS No. 123R as included in the notes to our consolidated financial statements in this Annual Report on Form 10-K for our fiscal year ended August 31, 2009.

Stock Options

2007 Stock Plan

During November, 2007 the Board of Directors of the Company adopted and the stockholders at that time approved the 2007 Stock Plan (“the Plan”).  The Plan provides both for the direct award or sale of shares and for the granting of options to purchase shares.  Options granted under the plan may include qualified and non-qualified stock options.  The aggregate number of shares that may be issued under the plan shall not exceed 750,000 shares of common stock, and are issuable to directors, officers, and employees of the Company.  Awards under the plan will be granted as determined by Committees of the Board of Directors or by the Board of Directors.

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

Stock Option Grants

In November 2007, 200,000 stock options were granted with an exercise price equal to fair value at the date of grant.  The term of the options granted under the Plan could not exceed 10 years and the stock options granted were vested immediately.

On August 1, 2008, we agreed to issue 30,000 stock options to certain board members for their services to the board, audit committee and compensation committee. The term of the options granted under the Plan could not exceed 10 years and the stock options granted were vested quarterly.

On September 1, 2008, we agreed to issue 15,000 stock options to a certain officer and board member as compensation for his services performed as Chair of the Audit Committee and Chair of the Compensation Committee. The term of the options granted under the Plan could not exceed 10 years and the stock options granted were vested quarterly.

The estimated value of the compensatory common stock purchase options granted to non-employees in exchange for their services and financing expenses was determined using the Black-Scholes option pricing model with the following weighted-average assumptions; risk-free interest rates of 4.4%, expected dividend yields of zero, expected life of 10 years, and expected volatility of 148%. The options vested immediately and were valued in total at $9,800. Options granted under the Plan are subject to the Plan being approved by the stockholders of the Company within one year from the date the Plan was adopted.

Option Exercises and Stock Vesting

      During the fiscal year ended August 31, 2009, no options held by our executive officers and directors were exercised.

Outstanding Equity Awards At Fiscal Year End

The following table sets forth certain information regarding the value of unexercised options held by the named executive officer as of August 31, 2009.

	OPTION AWARDS			STOCK AWARDS
NAME	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) EXERCISABLE	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) UNEXERCISE- ABLE	EQUITY INCENTIVE PLAN AWARDS: NUMBER OF SECURITIES UNDERLYING UNEXERCISED UNEARNED OPTIONS (#)	OPTION EXERCISE PRICE ($)	OPTION EXPIRATION DATE	NUMBER OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED (#)	MARKET VALUE OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED ($)	EQUITY INCENTIVE PLAN AWARDS: NUMBER OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED (#)	EQUITY INCENTIVE PLAN AWARDS: MARKET OR PAYOUT VALUE OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j) (1)
Paul Fishkin	-	-	100,000	$10.00	11/12/17	-	-	-	$0
Tolga Katas	-	-	100,000	$10.00	11/12/17	-	-	-	$0
Bruce Schmidt	-	-	10,000	$ 6.00	8/1/2018	-	-	-	$0
	-	-	15,000	$7.10	9/1/2018	-	-	-	$0
Ted Cohen	-	-	20,000	$9.00	8/4/2018	-	-	-	$0

(1)	All of the unexercised options have vested.

Compensation of Directors

The following table sets forth information with respect to compensation paid by us to our directors during the last completed fiscal year. Our fiscal year end is August 31, 2009.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value And Nonqualifed Deferred Compensation Earnings	All Other Compensation	Total
	($)	($)	($)			($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Paul Fishkin(1)	153,750	-	-	-	-	-	153,750
Tolga Katas (2)	241,000	-	-	-	-	-	241,000
Bruce Schmidt(3)	-	-	115,739	-	-	-	115,739
Ted Cohen(4)	105,000						105,000
Richard Genovese	-	-	-	-	-	-	-
Frank Anderson	-	-	-	-	-	-	-

 (1)                 Compensation was paid to Paul Fishkin in connection with the employment agreement , which was entered into concurrent with the completion of the acquisition.

(2)                Compensation was paid to Tolga Katas in connection with the employment agreement, which was entered into concurrent with the completion of the acquisition. Tolga Katas resigned from his position as a Director on August 12, 2009.

       (3)                         Bruce Schmidt was granted 15,000 stock options during the fiscal year ended August 31, 2009 as compensation for his services performed as Chair of the Audit Committee and Chair of the Compensation Committee.

       (4)                         Ted Cohen was paid $105,000 for services provided as a consultant to the Company.

ITEM 12.                   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATEDSTOCKHOLDER MATTERS

The following table sets forth information as of November 10, 2009, regarding the beneficial ownership of the Company’s Common Stock of (i) each person known to the Company to be the beneficial owner, within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), of more than 5% of the outstanding shares of Common Stock, (ii) each Director of the Company, (iii) each executive officer of the Company named in the Summary Compensation Table (see “Executive Compensation”) and (iv) all executive officers and Directors of the Company as a group.  Unless otherwise indicated, the address of each named beneficial owner is c/o EN2GO International, Inc., 2921 West Olive Avenue, Burbank, California 91505.  Except to the extent indicated in the footnotes, each of the beneficial owners named below has sole voting and investment power with respect to the shares listed.  On such date, there were 23,760,287 shares of the Company’s common stock issued and outstanding.

		Number of
Name(1)	Shares Owned	Percent of Class

Principal Stockholders
Abeille Limited (2) Le Montaigne, 7 Av de Grande Bretagne Monte Carlo, Monaco 9800	9,100,000	32.14%
Janst Limited (3) P.O. Box 10129 APO, 5th Floor Citrus Grove, Goring Avenue Georgetown, Grand Cayman Cayman Islands	2,000,000	8.08%
511919 NB Ltd. (4) Suite 3123- Three Bentall Centre 595 Burrard Street – PO Box 49139 Vancouver, BC V7X 1J1	5,000,000	19.04%
Officers and Directors
Paul E. Fishkin (5)	1,337,501	5.61%
Tolga Katas (6)	1,350,001	5.66%
Bruce Schmidt (7)	55,000	0.23%

Ted Cohen (8)	20,000	0.08%
Richard Genovese (9) Frank Anderson	15,000,200 0	47.98% 0%
All Officers and Directors
as a Group (6 persons)(5)(6)(7) (8) (9)	17,762,702	56.38%

(1)           Unless otherwise indicated, all shares are held beneficially and of record by the person indicated. Unless otherwise indicated, the address for each person in this table is 2921 West Olive Avenue, Burbank, California 91505.

(2)           Includes currently exercisable stock purchase warrants entitling Abeille Limited to acquire 4,550,000 shares of the Company’s common stock. In calculating the percentage interest of such stockholder, the number of the Company’s issued and outstanding shares of common stock has been increased by the number of stock purchase warrants held by such person.

(3)           Includes currently exercisable stock purchase warrants entitling Janst Limited to acquire 1,000,000 shares of the Company’s common stock. In calculating the percentage interest of such stockholder, the number of the Company’s issued and outstanding shares of common stock has been increased by the number of stock purchase warrants held by such person.

 (4)           Includes currently exercisable stock purchase warrants entitling 511919 NB Ltd. to acquire 2,500,000 shares of the Company’s common stock. In calculating the percentage interest of such stockholder, the number of the Company’s issued and outstanding shares of common stock has been increased by the number of stock  purchase warrants held by such person.

 (5)           Includes currently exercisable stock options entitling Mr. Fishkin to acquire 100,000 shares of the Company’s common stock.  In calculating the percentage interest of such stockholder, the number of the Company’s issued and outstanding shares of common stock has been increased by the number of stock options held by such person.

(6)           Includes currently exercisable stock options entitling Mr. Katas to acquire 100,000 shares of the Company’s common stock.  In calculating the percentage interest of such stockholder, the number of the Company’s issued and outstanding shares of common stock has been increased by the number of stock options held by such person.

 (7)           Includes currently exercisable stock options entitling Mr. Schmidt to acquire 25,000 shares of the Company’s common stock.  In calculating the percentage interest of such stockholder, the number of the Company’s issued and outstanding shares of common stock has been increased by the number of stock options held by such person.

 (8)             Represents currently exercisable stock options entitling Mr. Cohen to acquire 20,000 shares of the Company’s common stock. In calculating the percentage interest of such stockholder, the number of the Company’s issued and outstanding shares of common stock has been increased by the number of stock options held by such person.

(9)            Includes currently exercisable stock purchase warrants entitling Mr. Genovese to acquire 7,500,000 shares of the Company’s common stock. In calculating the percentage interest of such stockholder, the number of the Company’s issued and outstanding shares of common stock has been increased by the number of stock purchase warrants held by such person.

ITEM 13.                   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

During the fiscal year ended August 31, 2009, the following related transactions have occurred:

On January 15, 2009 we entered into an agreement with Richard Genovese; a Director of the Company, whereby Genovese and/or his affiliates (collectively “Genovese”) would advance to the Company $250,000 for a convertible debenture (“Debenture”) for the aggregate principle amount of $250,000.  The Debenture is non-interest bearing and will mature on December 5, 2010.  At the holder’s sole discretion, the holder may elect to convert the Debenture, in whole or in part into common shares of the Company at a conversion price of $0.10 per share.  As additional compensation, Genovese shall be issued a share purchase warrant certificate for 2,500,000 warrants with each warrant exercisable into one common share at $0.15 per share for a period of three years commencing from the date of the issuance of the warrant certificate for each Subsequent Debenture issued. The Company and Genovese further agreed to establish five (5) mutually agreed upon milestones to be attained no later than September 2009 with each milestone generally occurring approximately every forty five (45) days. In conjunction with the attainment of each individual milestone, Genovese agreed to advance to the Company an additional $250,000. In connection with each $250,000 advance, Genovese was issued an additional $250,000 Convertible Debenture. The Debenture is non interest bearing and will mature two years from the date of issuance of each subsequent debenture (“Subsequent Debentures”).

We further agreed that (1) Genovese would be granted the right of first refusal/ right of participation in connection with any additional financing of the Company for two (2) years, (2) Genovese would be entitled to two board seats, (3) we would obtain directors and officers insurance, and (4) the parties would work together commencing December 2008 to address other matters. We offered the convertible notes and warrants in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to “accredited” investors under state securities laws.   The Debenture was subsequently amended for an aggregate principle amount of $1,750,000 of which Mr. Genovese acquired a total of  $750,000.   Subsequent to the end of the period, Mr. Genovese converted the $750,000 debentures to 7,500,000 common shares.

During the year ended August 31, 2009, the Company issued additional convertible debentures to Abeille Limited in the amount of $450,000 and to 511919 NB Ltd in the amount of $250,000.  The convertible debentures were non-interest bearing. Both parties converted their debentures into common shares of the Company (4,550,000 and 2,500,000 respectively) on September 25, 2009.

As at August 31, 2009, Richard Genovese; Director, is owed $274,498 for cash advanced to the Company.  No arrangement has been made for repayment of the loan. The advance is non-interest bearing and due upon demand.

ITEM 14.                   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of Directors has appointed Chisholm, Bierwolf & Nilson LLC (“CB&N”), independent auditors, as the Company’s independent registered public accounting firm for the fiscal year ending August 31, 2009.   CB&N has audited our financial statements since August 31, 2007.

Audit Fees

During the fiscal year ended August 31, 2009, fees for services provided by CB&N were as follows:

	Fiscal Year Ended August 31, 2009	Fiscal Year Ended August 31, 2008

Audit Fees	$23,093	12,109
Audit-Related Fees	2,663	0
Tax Fees	0	0
All Other Fees	0	0

Total	$25,756	12,109

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

 Tax Fees

                During 2009, our principal accountant did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

                During 2009, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

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

ITEM 15.                   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this Report:

1.	Financial Statements. The following financial statements of En2Go International, Inc. are included in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of August 31, 2009 and 2008

Consolidated Statements of Operations for the year ended August 31, 2009, for the year ended August 31, 2008 and for the period from January 31, 2007 (inception) through August 31, 2009

Consolidated Statements of Stockholders’ Equity (Deficit) for the year ended August 31, 2009, for the year ended August 31, 2008 and for the period from January 31, 2007 (inception) through August 31, 2009

Consolidated Statements of Cash Flows for the year ended August 31, 2009, for the year ended August 31, 2008 and for the period from January 31, 2007 (inception) through August 31, 2009

Notes to the Consolidated Financial Statements

2.	Financial Statement Schedule(s):

 All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

3.	Exhibits:

Number	Description

3.1*
Restated Certificate of Incorporation of En2Go International, Inc. Dated August 15, 2007 (incorporated by reference to the Company’s Form 10-K for the year ended August 31, 2007 filed on December 14, 2007).

3.2*	Bylaws of En2Go International, Inc. (incorporated by reference to the Company’s Registration Statement on Form SB2 filed October 25, 2002).

10.1*	Employment Agreement, dated as of July 16, 2007, by and between EN2GO International Inc. and Paul E. Fishkin (incorporated by reference to the Company’s Form 8-K filed on July 18, 2007).

10.2*	Employment Agreement, dated as of July 16, 2007, by and between EN2GO International Inc. and Tolga Katas (incorporated by reference to the Company’s Form 8-K filed on July 18, 2007).

10.3*	En2Go International, Inc. Stock Option Plan (incorporated by reference to the Company’s Form 8-K, filed on November 16, 2007).

10.4*	License Agreement with Christine Marie dated as of June 4, 2007 (incorporated by reference to the Company’s Form 10-K for the year ended August 31, 2007 filed on December 14, 2007).

10.5*
Share Exchange Agreement with En2Go, Inc. and its Stockholders dated as of June 8, 2007 (incorporated by reference to the Company’s Form 10-K for the year ended August 31, 2008 filed on December 14, 2007).

10.6*
Investor Relations and Corporate Communications Agreement, dated as of January 23, 2008, by and between EN2GO International Inc. and Connect Capital Ltd. (incorporated by reference to the Company’s Form 8-K filed on January 28, 2008).

10.7*
Investor Relations and Corporate Communications Agreement, dated as of January 23, 2008, by and between EN2GO International Inc. and Connect Corporate Communications, Inc. (incorporated by reference to the Company’s Form 8-K filed on January 28, 2008).

10.8*	Agreement for Settlement and Forgiveness of Debt, dated as of February 5, 2008 (incorporated by reference to the Company’s Form 10-QSB for the period ended February 29, 2008 filed on April 18, 2008).

10.9*	Amended and Restated En2go International, Inc. 2007 Stock Option plan, Dated July 1, 2008 (incorporated by reference to “Exhibit A” in the Company’s Definitive Proxy Statement filed on July 16, 2008).

10.10*
Convertible Promissory Note as Amended, dated August 1, 2008 by and between En2go International, Inc. and NSC Investments Ltd. (incorporated by reference to the Company’s Form 10-K for the year ended August 31, 2008 filed on December 15, 2008).

10.11*
Share Purchase Agreement, dated September 11, 2008, by and between En2go International, Inc. and Richard Genovese (incorporated by reference to the Company’s Form 10-K for the year ended August 31, 2008 filed on December 15, 2008).

10.12*
Convertible Debenture Agreement between Richard Genovese and the Company dated January 15, 2009 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended November 30, 2008 filed on January 20, 2009).

10.13*	Form Convertible Debenture (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended November 30, 2008 filed on January 20, 2009).

10.14*	Form Common Stock Warrant (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended November 30, 2008 filed on January 20, 2009).

10.15*
Amended Convertible Debenture Agreement between Richard Genovese and the Company Dated January 15, 2009 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended February 28, 2009 filed on April 20, 2009).

10.16*	Premium Network License and Reseller Agreement between Digital Stream, Inc. and the Company dated June 10, 2009 (incorporated by reference to the Company’s Report on Form 8-K filed on June 17, 2009).

14.1*	Code of Ethics and Business Conduct (incorporated by reference to the Company’s Form 10-KSB filed on November 19, 2003).

14.2*	Amended and Restated Code Of Ethics (incorporated by reference to the Company’s Form 8-K filed on March 4, 2009).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certificate of Change Pursuant to NRS 78.209 For Nevada Profit Corporations

* filed previously

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EN2GO INTERNATIONAL, INC. (Registrant)

Date: December 15, 2009	By: PAUL FISHKIN Paul E. Fishkin
President, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

PAUL FISHKIN	Chairman and Director	December 15, 2009
Paul Fishkin

TED COHEN	Director	December 15, 2009
Ted Cohen

BRUCE SCHMIDT	Director	December 15, 2009
Bruce Schmidt

RICHARD GENOVESE	Director	December 15, 2009
Richard Genovese

FRANK ANDERSON	Director	December 15, 2009
Frank Anderson

EXHIBIT INDEX

Number	Description

3.1*
Restated Certificate of Incorporation of En2Go International, Inc. Dated August 15, 2007 (incorporated by reference to the Company’s Form 10-K for the year ended August 31, 2007 filed on December 14, 2007).

3.2*	Bylaws of En2Go International, Inc. (incorporated by reference to the Company’s Registration Statement on Form SB2 filed October 25, 2002).

10.1*	Employment Agreement, dated as of July 16, 2007, by and between EN2GO International Inc. and Paul E. Fishkin (incorporated by reference to the Company’s Form 8-K filed on July 18, 2007).

10.2*	Employment Agreement, dated as of July 16, 2007, by and between EN2GO International Inc. and Tolga Katas (incorporated by reference to the Company’s Form 8-K filed on July 18, 2007).

10.3*	En2Go International, Inc. Stock Option Plan (incorporated by reference to the Company’s Form 8-K, filed on November 16, 2007).

10.4*	License Agreement with Christine Marie dated as of June 4, 2007 (incorporated by reference to the Company’s Form 10-K for the year ended August 31, 2007 filed on December 14, 2007).

10.5*
Share Exchange Agreement with En2Go, Inc. and its Stockholders dated as of June 8, 2007 (incorporated by reference to the Company’s Form 10-K for the year ended August 31, 2008 filed on December 14, 2007).

10.6*
Investor Relations and Corporate Communications Agreement, dated as of January 23, 2008, by and between EN2GO International Inc. and Connect Capital Ltd. (incorporated by reference to the Company’s Form 8-K filed on January 28, 2008).

10.7*
Investor Relations and Corporate Communications Agreement, dated as of January 23, 2008, by and between EN2GO International Inc. and Connect Corporate Communications, Inc. (incorporated by reference to the Company’s Form 8-K filed on January 28, 2008).

10.8*	Agreement for Settlement and Forgiveness of Debt, dated as of February 5, 2008 (incorporated by reference to the Company’s Form 10-QSB for the period ended February 29, 2008 filed on April 18, 2008).

10.9*	Amended and Restated En2go International, Inc. 2007 Stock Option plan, Dated July 1, 2008 (incorporated by reference to “Exhibit A” in the Company’s Definitive Proxy Statement filed on July 16, 2008).

10.10*
Convertible Promissory Note as Amended, dated August 1, 2008 by and between En2go International, Inc. and NSC Investments Ltd. (incorporated by reference to the Company’s Form 10-K for the year ended August 31, 2008 filed on December 15, 2008).

10.11*
Share Purchase Agreement, dated September 11, 2008, by and between En2go International, Inc. and Richard Genovese (incorporated by reference to the Company’s Form 10-K for the year ended August 31, 2008 filed on December 15, 2008).

10.12*
Convertible Debenture Agreement between Richard Genovese and the Company dated January 15, 2009 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended November 30, 2008 filed on January 20, 2009).

10.13*	Form Convertible Debenture (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended November 30, 2008 filed on January 20, 2009).

10.14*	Form Common Stock Warrant (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended November 30, 2008 filed on January 20, 2009).

10.15*
Amended Convertible Debenture Agreement between Richard Genovese and the Company Dated January 15, 2009 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended February 28, 2009 filed on April 20, 2009).

10.16*	Premium Network License and Reseller Agreement between Digital Stream, Inc. and the Company dated June 10, 2009 (incorporated by reference to the Company’s Report on Form 8-K filed on June 17, 2009).

14.1*	Code of Ethics and Business Conduct (incorporated by reference to the Company’s Form 10-KSB filed on November 19, 2003).

14.2*	Amended and Restated Code Of Ethics (incorporated by reference to the Company’s Form 8-K filed on March 4, 2009).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certificate of Change Pursuant to NRS 78.209 For Nevada Profit Corporations

* filed previously