Form 10-K/A
period 2009-08-31
EN2GO INTERNATIONAL INC
filed 2009-12-16
CIK 1200528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred to under Part IV.

EN2GO INTERNATIONAL, INC.
INDEX

PART 1		Page

Item 1	Business	1
Item 1A	Risk Factors	6
Item 1B	Unresolved Staff Comments	121
Item 2	Properties	12
Item 3	Legal Proceedings	12
Item 4	Submission of Matters to a Vote of Security Holders	12

PART II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	12
Item 6	Selected Financial Data	13
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	20
Item 8	Consolidated Financial Statements and Supplementary Data	21
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	40
Item 9A	Controls and Procedures	40
Item 9B	Other Information	41

PART III

Item 10	Directors, Executive Officers and Corporate Governance	42
Item 11	Executive Compensation	45
Item 12	Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters	48
Item 13	Certain Relationships and Related Transactions, and Director Independence	50
Item 14	Principal Accountant Fees and Services	51

PART IV
Item 15	Exhibits and Financial Statement Schedules	52
	Signatures	55
	Exhibit Index	56

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

-      Competitors may have a better patent position protecting their technology than we either have or will have. If wecannot prevent others from copying our technology or developing similar technology, or if we cannot obtain a critical license to another’s patent that we need to make and use our technology, we would expect our competitive position to lessen. Because the company that is “first to market” often has a significant advantage over latecomers, a second place position could result in less than anticipated sales.

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

PART II

ITEM 5.                      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

ITEM 8.                     CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

EN2GO INTERNATIONAL, INC. AND SUBSIDIARY
(a development stage company)

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of August 31, 2009 and 2008	F-3
Consolidated Statements of Operations for the years ended August 31, 2009 and 2008 and for the period from January 31, 2007 (inception) through August 31, 2009	F-4

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended August 31, 2009 and 2008 and for the period from January 31, 2007 (inception) through August 31, 2009	F-5

Consolidated Statements of Cash Flows for the years ended August 31, 2009 and 2008 and for the period from January 31, 2007 (inception) through August 31, 2009	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
En2Go International, Inc. (A Development Stage Company)
Burbank, California

We have audited the accompanying balance sheets of En2Go International, Inc. (A Development Stage Company) as of August 31, 2009 and 2008, and the related statements of operations, stockholders’ equity and cash flows for the years then ended and for the period from inception on January 31, 2007 through August 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of En2Go International, Inc. (a Development Stage Company) as of August 31, 2009 and 2008, and the results of their operations and cash flows for the years then ended and for the period from inception on January 31, 2007 through August 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

CHISHOLM BIERWOLF, NILSON & MORRILL
Chisholm Bierwolf, Nilson & Morrill, LLC
Bountiful, Utah
December 15, 2009

EN2GO INTERNATIONAL, INC. AND SUBSIDIARY
(a development stage company)
Consolidated Balance Sheets
	August 31,	August 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash	$3,132	$9,074
Prepaid expenses	20,336	20,336
TOTAL CURRENT ASSETS	23,468	29,410

PROPERTY AND EQUIPMENT, net	109,289	111,746
SOFTWARE DEVELOPMENT COSTS, net	967,917	—

TOTAL ASSETS	$1,100,674	$141,156

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$1,072,638	$253,384
Accrued expense	35,836	136,926
Due to related party	274,498	—
Notes payable	915,246	250,000
TOTAL CURRENT LIABILITIES	2,298,218	640,310

TOTAL LIABILITIES	2,298,218	640,310

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT):
Common stock, $.00001 par value, 90,000,000 shares authorized, and 5,513,540 and 5,231,600 shares issued and outstanding at August 31, 2009 and August 31, 2008, respectively	55	52
Capital in excess of par value	10,218,782	7,939,915
Prepaid stock compensation	—	(6,400)
(Deficit) accumulated during the development stage	(11,416,381)	(8,432,721)
Total stockholders’ (deficit)	(1,197,544)	(499,154)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$1,100,674	$141,156

The accompanying notes are an integral part of these consolidated financial statements.

EN2GO INTERNATIONAL, INC. AND SUBSIDIARY
(a development stage company)
Consolidated Statements of Operations

	For the Year Ended August 31, 2009	For the Year Ended August 31, 2008	From Inception on January 31, 2007 through August 31, 2009

REVENUES	$—	$—	$—
COST OF GOODS SOLD	—	—	—
GROSS PROFIT	—	—	—
OPERATING EXPENSES
General and administrative expenses	1,584,860	963,632	3,131,797
Stock issued for services	197,461	5,536,768	1,762,617
Non-Cash Compensation	—	—	3,515,447
Salaries, wages and consulting	651,308	1,344,235	2,459,993
Total operating expenses	2,433,629	7,844,635	10,869,854
LOSS FROM OPERATIONS	(2,433,629)	(7,844,635)	(10,869,854)

OTHER INCOME (EXPENSE):
Other income	5,649	24,171	29,820
Interest expense	(135,305)	(9,598)	(155,972)
Interest expense on amortization of discount notes	(420,375)	—	(420,375)
Total other income (expense)	(550,031)	14,573	(546,527)

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,983,660)	(7,830,062)	(11,416,381)

Provision for income taxes	—	—	—

LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(2,983,660)	(7,830,062)	(11,416,381)

NET LOSS PER SHARE OF COMMON STOCK— Basic and diluted	$(0.73)	(1.53)

WEIGHTED AVERAGE SHARES OUTSTANDING— Basic and diluted	4,101,157	5,119,120

The accompanying notes are an integral part of these consolidated financial statements.

EN2GO INTERNATIONAL, INC. AND SUBSIDIARY
 (a development stage company)
Consolidated Statements of Stockholders’ Equity

	Common Shares	Stock Amount	Capital in Excess of Par Value	Prepaid Stockholders’ Equity	Deficit Accumulated During Development Stage	Total Stockholders’ Equity
	#	$	$	$	$	$
Balance – January 31, 2007 (inception)	--	--	--	--	--	--

Issuance of common stock upon organization	2,780,000	28	(28)	--	--	--

Recapitalization in a manner similar to a reverse acquisition, July 16, 2007	2,100,000	21	(21)	--	--	--

Common stock issued for $10.00 per share on July 16, 2007	100,000	1	999,999	--	--	1,000,000

Net loss for the year ended August 31, 2007	--	--	--	--	(602,659)	(602,659)

Balance – August 31, 2007	4,980,000	$50	$999,950	--	$(602,659)	$397,341

Issuance of options and warrants issued for services rendered	--	--	3,686,768	--	--	3,686,768

Common stock issued for $10.00 per share in January 2008	135,000	1	1,349,999	--	--	1,350,000

Offering costs on issuance of common stock	--	--	(91,401)	--	--	(91,401)

Issuance of common stock for services rendered	100,000	1	1,849,999	--	--	1,850,000

Issuance of common stock as consideration for debt financing	16,600	--	144,600	(6,400)	--	138,200

Net loss for the year ended August 31, 2008	--	--	--	--	$(7,830,062)	$(7,830,062)

Balance – August 31, 2008	5,231,600	$52	$7,939,915	$(6,400)	$(8,432,721)	$(499,154)

EN2GO INTERNATIONAL, INC. AND SUBSIDIARY (a development stage company) Consolidated Statements of Stockholders’ Equity (continued)
	Common Shares	Stock Amount	Capital in Excess of Par Value	Prepaid Stockholders’ Equity	Deficit Accumulated During Development Stage	Total Stockholders’ Equity
	#	$	$	$	$	$

Common stock and warrants issued for $1.50 per unit in October 2008	100,000	1	149,999	--	--	150,000

Common stock issued for services rendered in October 2008	30,000	--	63,000	--	--	63,000

Common stock issued for services in November 2008	5,000	--	14,000	--	--	14,000

Common stock issued in consideration of debt financing – Sept – April 2009	71,940	1	174,999	--	--	175,000

Common stock issued for $2.00 per share in May 2009	75,000	1	149,999	--	--	150,000

Discount on notes payable net of amortization	--	--	1,593,729	--	--	1,593,729

Interest & stock based compensation	--	--	133,141	6,400	--	139,541

Net loss for the year ended August 31, 2009	--	--	--	--	(2,983,660)	(2,983,660)

Balance – August 31, 2009	5,513,540	$55	$10,218,782	$0	$(11,416,381)	$(1,197,544)

The accompanying notes are an integral part of these consolidated financial statements.

EN2GO INTERNATIONAL, INC. AND SUBSIDIARY
 (a development stage company)
Consolidated Statements of Cash Flows
	Year Ended August 31,	Year Ended August 31,	Period from inception (January 31, 2007) through August 31,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,983,660)	$(7,830,062)	$(11,416,381)
Adjustments to reconcile net loss to net cash used in operating activities:
Debt financing costs	583,976	138,200	722,176
Depreciation expense	51,060	18,075	73,212
Options, warrants and common stock issued for services rendered	210,141	5,536,768	5,747,045
Changes in operating assets and liabilities:
Prepaid expense	6,400	(10,836)	(20,336)
Accounts payable	819,254	188,489	1,072,638
Accrued expense	(101,090)	120,433	35,836
Due to related party	274,498	—	274,498
Net cash used in operating activities	(1,139,421)	(1,838,933)	(3,511,312)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(48,604)	(66,592)	(182,502)
Software development	(967,917	—	(967,917)

Net cash used in investing activities	(1,016,521)	(66,592)	(1,150,419)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	2,000,000	250,000	2,500,000
Repayment of notes payable	(150,000)	(150,000)	(500,000)
Proceeds from issuance of common stock, net of offering costs	300,000	1,258,599	2,658,599
Net cash provided by financing activities	2,150,000	1,358,599	4,658,599

NET (DECREASE) INCREASE IN CASH	(5,942)	(546,926)	3,132
CASH Beginning of period	9,074	556,000	—
CASH End of period	$3,132	$9,074	$3,132

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—	$—
Income taxes	—	—	—

The accompanying notes are an integral part of these consolidated financial statements.

Supplemental Schedule of Noncash Investing and Financing Activities:

In October 2008, we entered into an agreement with Euro Trend Trader, Inc. (“ETT”) to provide investor relations and public relations.  We agreed to pay ETT $5,000 start up fees and $3,000 per month thereafter. Additionally, we paid ETT 20,000 shares of our common stock for coverage of the Company by a registered market maker and 10,000 shares related to investor relations.

In August 2008, we entered into a promissory note with NSC Investments Ltd. (“NSC”) for a sum of $250,000.  Under this promissory note, interest is to be prepaid at the commencement of each quarter by us issuing 1,600 shares of our common stock.  The unpaid principal balance of the promissory note is due and payable in full on the sale of any assets of the Company or November 1, 2008. Further consideration for the loan shall consist of 15,000 shares of our common stock at the funding, 5,000 shares of our common stock at the beginning of the next month, and 10,000 shares at the beginning of the next month.  This promissory note was extended until February 1, 2009. We agreed to pay 3,900 shares of our common stock as interest and an additional issuance of 10,000 shares of our common stock in lieu of the extension of the note.  The promissory note was further extended to May 1, 2009 and we agreed to issue 3,000 shares of our common stock as interest and additional issuance of 20,040 shares of our common stock for additional compensation.  The remaining $100,000 plus accrued interest shall be convertible at NSC’s option at $2.00 per share on or before May 1, 2010.

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

On July 17, 2007, Parent completed an exchange agreement with Subsidiary wherein Parent issued 2,780,000 shares of its common stock in exchange for all the issued and outstanding common stock of Subsidiary.  The Acquisition was accounted for as a recapitalization of Subsidiary in a manner similar to a reverse purchase as the former shareholders of Subsidiary controlled the combined Company after the acquisition.  Following the acquisition and the transfer of an additional 1,075,000 shares from the shareholders of parent to the former shareholders of the subsidiary, the former shareholders of subsidiary control approximately 77% of the total outstanding stock of the combined entity.  There was no adjustment to the carrying values of the assets or the liabilities of Parent or Subsidiary as a result of the recapitalization.

The operations of Parent are included only from the date of recapitalization.  Accordingly, the previous operations and retained deficits of Parent prior to the date of recapitalization have been eliminated.  The financial history prior to the recapitalization is that of the subsidiary.

We are a start-up company that plans to become a full service entertainment and technology company that will create and develop a variety of media and entertainment related programs and applications including cutting edge media delivery software, Internet video applications and high-end, innovative desktop applications.  In addition to programming progress, we are currently attempting to establish a technical infrastructure, which we call “En2ools.”  En2ools is an ever-expanding library of code modules and techniques designed for the rapid production or modification of software.  En2ools is the foundation that enables the software applications to be fast, efficient, reliable, and user-friendly.  Our primary software application is called Flyxo, which is an application that delivers high-quality video to a user’s computer desktop.  Flyxo is designed to watch movies online and can eliminate the user’s frustration of long download times or waiting for buffering. It is a global Internet broadcast platform that can facilitate online television channels, movie channels, radio stations, online gaming, slide shows, 3-D objects, high-resolution graphics, interactive advertising, social media and more.

We will also offer the Channel Builder making it simple for individuals or organizations to create their own high-quality Internet media channels. Once the clients’ videos or other media is uploaded, using drag and drop functionality, the clients can create their own global HD Internet broadcast channel in a matter of minutes. This simplicity and convenience combined with the ability to distribute high-quality media to a worldwide audience opens a wide range of possibilities in terms of potential clients.  Other software applications include  eMaculate; a search engine that is designed to search, download and share digital images on the Web at very high speeds, VideoBlox; a custom media player that is specifically designed for the entertainment industry.  It plays numerous file formats including mp4, mp3, Quicktime and Windows Media.  It is designed so that the artist will be able to use their own branded player to distribute their music videos and keep in constant contact with their fans. Another unique aspect of this media player is the ability to provide a customized look and feel to its interface.  Kandictionary is a downloadable personalized dictionary and translator and the En2go jukebox is a custom stand-alone media player designed to play music from social networking sites.  After downloading the media player, a user does not have to be on an artist’s page to hear the artist’s music.  A user can add favorite songs to the media player and listen to the artist’s music while doing other things or visiting other sites.  Furthermore, the user can create a custom playlist by adding songs to the player from different artists.

Basis of Presentation and Going Concern Uncertainty

Our consolidated financial statements have been prepared assuming that we will continue as a going concern.  However, we have sustained losses and as of August 31, 2009, we have no revenues and have a net working capital deficiency and a negative cash flow from operations.  These conditions, among others, give rise to substantial doubt about our ability to continue as a going concern.  Management is continuing to seek additional equity capital.  Until such time, we anticipate our working capital needs will be funded with proceeds from equity and debt financing.  Management believes these steps will provide us with adequate funds to sustain our continued existence.  There is, however, no assurance that the steps taken by management will meet all of our needs or that we will continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Development Stage Activities

Since inception the Company has not yet generated significant revenues and has been defining its business operations and raising capital.  All of our operating results and cash flows reported in the accompanying consolidated financial statements from January 31, 2007 through August 31, 2009 are considered to be those related to development stage activities and represent the cumulative from inception amounts from our development stage activities required to be reported pursuant to Statements of Financial Accounting Standards (SFAS) No. 7, Development Stage Enterprises.

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

Cash Concentration and Cash Equivalents

We consider all short-term securities purchased with a maturity of three months or less to be cash equivalents. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits.  Management does not believe the Company is exposed to significant credit risk.  Management, as well, does not believe the Company is exposed to significant interest rate and foreign currency fluctuation risks during the period presented in these consolidated financial statements.  As of August 31, 2009, there are no amounts that exceed the federally insured limits.

Property and Equipment

Property and equipment are stated as cost less accumulated depreciation.  Depreciation is provided on a straight line basis over the estimated useful lives of the assets from one to five years.  Maintenance and repairs are charged to expense as incurred and major improvements are capitalized.  Gains or losses on sales or retirements are recognized in income.

Revenue Recognition

Through the period from inception through August 31, 2009, the Company had not yet generated any revenues.  However, the Company plans to recognize its revenue according to the provisions of Staff Accounting Bulletin 104, which takes into account the completion of the transaction, delivery of the product, a final fixed or determinable price, and that collectability is reasonably assured.

Loss per Share

The Company computes loss per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share,” which requires the Company to present basic and dilutive loss per share when the effect is dilutive.

Impairment of Long-Lived Assets

The Company has adopted the provisions of SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets to be Disposed of”.  SFAS No. 144 established procedures for review of recoverability, and measurement of impairment whenever events of changes in circumstances indicated that the carrying amount of long-lived assets may not be recoverable.  SFAS No. 144 also requires that long-lived assets to be disposed of other than by sale shall continue to be classified as held and used until disposal.  Further, SFAS No. 144 specifies the criteria for classifying long-lived assets as “held for sale” and requires that long-lived assets to be disposed of by sale be reported at the lower of carrying amount or fair value less estimated selling costs.  Management believes that there has not been any impairment of the Company’s long-lived assets at August 31, 2009 and 2008.

Advertising Costs

Advertising costs are charged to operations in the period incurred.  During the years ended August 31, 2009 and 2008, the Company incurred $1,590 and $1,956 in advertising costs, respectively.

Fair Value of Financial Instruments

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements. SFAS No. 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

The fair value of the Company's cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate carrying value based on their effective interest rates compared to current market prices.

The Company’s financial instruments consist of cash, receivables, payables, and notes payable.  The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of these items.  The carrying amount of the notes payable approximates fair value as the individual borrowings bear interest at market interest rates.

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

Software Development Costs

We capitalize software development costs in accordance with generally accepted accounting principles, under which certain software development costs incurred subsequent to the establishment of technological feasibility, may be capitalized   before the product is available for general release to customers, in accordance with SFAS 86.   We determine technological feasibility to be established upon completion of (1) a detailed program design, (2) Completion of working model. Capitalized software development costs consists of costs for internally developed software to be sold publicly upon completion of development. Capitalized costs consist primarily of direct salaries and the cost of specific external consultants, where such costs qualify for capitalization under generally accepted accounting principles.  Amortization shall not start until the product is available for general release to customers.  On an annual basis, the Company will determine whether or not there has been impairment in value of the intangible assists and if necessary, records impairment charged to write down the assts to their estimated fair value.

Comparative Financial Statements

Certain amounts in the comparative financial statements have been reclassified from financial statements previously presented to conform to the 2009 consolidated financial statements.

Recently Issued Accounting Pronouncements

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

In June 2009,  the FASB  issued  SFAS No. 168,  "The FASB  Accounting  Standards Codification  and the  Hierarchy of Generally  Accepted  Accounting  Principles"("SFAS No. 168").  SFAS No. 168 will become the single source of authoritative nongovernmental U.S.  generally  accepted  accounting   principles   ("GAAP"),superseding  existing FASB,  American  Institute of Certified Public Accountants("AICPA"), EITF, and related accounting literature. SFAS No. 168 reorganizes the thousand of GAAP  pronouncements  into roughly 90 accounting topics and displays them using a consistent  structure.  Also  included is relevant  Securities  and Exchange  Commission  guidance  organized  using the same  topical  structure in separate  sections.  SFAS No. 168 will be  effective  for  financial  statements issued  for  reporting  periods  that  end  after  September  15,  2009.  As the codification was not intended to change or alter existing U.S. GAAP, it will not have any impact on our financial position, results of operations and cash flows.

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

In September 2009, the EITF reached final consensus on a new revenue recognition standard, Issue No. 09-3, "Applicability of AICPA Statement of Position 97-2 to Certain  Arrangements  That Contain  Software  Elements" (EITF 09- 3). EITF 09-3amends  the  scope  of  AICPA  Statement  of  Position  97-2,  Software  Revenue Recognition to exclude tangible products that include software and non- software components   that  function   together  to  deliver  the   product's   essential functionality.  This Issue shall be applied on a  prospective  basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.

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

Convertible Debt, Note Discounts and Beneficial Conversion Features

The convertible debentures were issued in accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable,” we calculated the value of the beneficial conversion feature embedded in the Convertible Notes.  In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable, convertible notes are split into two components: a debt component and a component representing the embedded derivatives in the debt. The debt component represents the Company’s liability for future interest coupon payments and the redemption amount. The embedded derivatives represent the value of the option that debtholders have to convert into ordinary shares of the Company.  The debt component of the convertible note is measured at amortized cost and therefore increases as the present value of the interest coupon payments and redemption amount increases, with a corresponding charge to finance cost – other than interest. The debt component decreases by the cash interest coupon payments made. The embedded derivatives are measured at fair value at each balance sheet date, and the change in the fair value is recognized in the income statement.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and Equipment consists of the following:

	August 31	August 31
	2009	2008
Computer Equipment	$23,897	$23,897
Other Equipment	158,604	110,000
Total	182,501	133,897
Accumulated Depreciation	(73,212)	(22,151)

Total Property and Equipment (net)	$109,289	$111,746

Depreciation expense was $51,060 and $18,075 for the years ended August 31, 2009 and 2008.

NOTE 4 – SOFTWARE DEVELOPMENT COSTS

Software development costs comprise of costs for internally developed production software to be sold publicly upon completion of development.  Capitalized software development costs, amounted to $967,917 and $0 at August 31, 2009 and 2008, respectively. These costs were not amortized since the product is not available for general release to customers.  Revenue generating activities have not yet commenced.

NOTE 5 – RELATED PARTY TRANSACTIONS

As at August 31, 2009, a Director of the Company is owed $274,498 ($0- August 31, 2008) for cash advanced to the Company.

During the year ended August 31, 2009, Richard Genovese advanced $529,498 to us for additional working capital.  The aggregate of $529,498 advanced was converted into the balance of the convertible debentures for the amount of  $255,000  and the remaining  $274,498 was applied as an advance to the Company.  The convertible debentures were issued in accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable,” we calculated the value of the beneficial conversion feature embedded in the Convertible Notes.  In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable, convertible notes are split into two components: a debt component and a component representing the embedded derivatives in the debt. The debt component represents the Company’s liability for future interest coupon payments and the redemption amount. The embedded derivatives represent the value of the option that debtholders have to convert into ordinary shares of the Company.  The debt component of the convertible note is measured at amortized cost and therefore increases as the present value of the interest coupon payments and redemption amount increases, with a corresponding charge to finance cost – other than interest. The debt component decreases by the cash interest coupon payments made. The embedded derivatives are measured at fair value at each balance sheet date, and the change in the fair value is recognized in the income statement.

No arrangement has been made for repayment of the loan and none have been made by the Company as of August 31, 2009. The advance is non-interest bearing and due upon demand. There are no other related party transactions.

NOTE 6 – NOTES PAYABLE

	August 31 2009	August 31 2008
The Company issued notes payable of $1,750,000 and $250,000 during the twelve month period ended August 31, 2009 and $250,000 for August 31, 2008, respectively.	$2,100,000	$250,000

Discount on note payable net of amortization	(1,184,754)	-

Total	$915,246	$250,000

Interest expense for the twelve months ended August 31, 2009 and 2008 was $135,305 and $9,598 respectively.

In August 2008, we entered into a promissory note with NSC Investments Ltd. (“NSC”) for a sum of $250,000.  Under this promissory note, interest is to be prepaid at the commencement of each quarter by us issuing 1,600 shares of our common stock.  The unpaid principal balance of the promissory note is due and payable in full on the sale of any assets of the Company or November 1, 2008. Further consideration for the loan shall consist of 15,000 shares of our common stock at the funding, 5,000 shares of our common stock at the beginning of the next month, and 10,000 shares at the beginning of the next month.  This promissory note was extended until February 1, 2009. We agreed to pay 3,900 shares of our common stock as interest and additional issuance of 10,000 shares of our common stock for additional compensation.

The promissory note was further extended to May 1, 2009 and we agreed to make payments on the principal of $50,000 by February 15, 2009; repay a further $100,000 by May 1, 2009; issue 3,000 shares of our common stock as interest and additional issuance of 20,040 shares of our common stock for additional compensation.  All the terms of the amended agreement have been complied with.  The remaining $100,000 plus accrued interest is convertible at NSC’s option at $2.00 per share on or before May 1, 2010. Pursuant to EITF 06-6, the modification of the Note agreement was not treated as an extinguishment but rather reduced the carrying amount of the debt through an adjustment to the note discounts, with a corresponding increase in APIC.

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

Additional Debentures for $455,000, $250,000, and $50,000 and $195,000 were issued during the year ended August 31, 2009.  In April 2009, the amount of convertible debentures available to be issued was increased by $255,000 for an aggregate of $1,750,000.  As of August 31, 2009 a total of $1,750,000 has been issued as Debentures.  The amount of the Debentures outstanding at August 31, 2009 was classified as “permanent equity” as capital in excess of par value and a corresponding amount was recorded as a discount against the note payable.  This discount will be amortized over 24 months on a straight-line basis as interest expense.  Subsequent to the period end; on September 25, 2009, all issued debentures were converted into 17,500,000 shares of common stock.

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

NOTE 7 - COMMON STOCK

The Company has authorized 90,000,000 shares of common stock with a par value of $.00001.  At August 31, 2009 and August 31, 2008, the Company had 5,513,540 and 5,231,600 shares of common stock issued and outstanding, respectively.

On April 10, 2007, the Company completed a forward stock split by issuing two additional shares of common stock for every one share previously issued.

On July 17, 2007, in connection with its Exchange Agreement with Subsidiary, Parent issued 2,780,000 shares of its previously authorized but unissued common stock in exchange for all the issued and outstanding common stock of Subsidiary.  The 2,780,000 shares have been reflected as though they were issued at the inception of the Subsidiary, with a reverse merger adjustment that represents the shareholders of the public shell at the time of the recapitalization.

During July, 2007, in connection with its Exchange Agreement with Subsidiary, Parent issued 100,000 shares of common stock to private placement subscribers at $10.00 per share.

On October 31, 2007 the Board of Directors approved the issuance of a private placement memorandum for 135,000 shares of common stock at $10.00 per share. On January 22, 2008, we completed a private placement of 135,000 shares of our common stock at a purchase price of $10.00 per share to persons who were not “U.S. Persons” within the meaning of Regulation S (“Regulation S”) promulgated under the Securities Act of 1933, as amended (the “Securities Act”). Also, stock offering costs of $91,401 have been recorded against capital in excess of par value.

During November 2007, the Board of Directors authorized the granting of options to purchase 200,000 shares of common stock at $10.00 per share. The fair value of each option granted is estimated on the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions; risk-free interest rates of 4.4%, expected dividend yields of zero, expected life of 10 years, and expected volatility of 147.95%. The options vested immediately and were valued in total at $2,366,186. Options granted under the Plan are subject to the Plan being approved by the stockholders of the Company within one year from the date the Plan was adopted.

On January 22, 2008, the Company completed a private placement of 135,000 shares of its common stock at a purchase price of $10.00 per share to persons who were not “U.S. Persons” within the meaning of Regulation S (“Regulation S”) promulgated under the Securities Act of 1933, as amended (the “Securities Act”).  The Company received gross proceeds from the placement of $1,350,000 and net proceeds of approximately $1,258,600 after deducting $30,000 in placement fees paid to registered investment dealers in Canada and other offering costs. The foregoing sales of common stock were made in reliance on the exemption from registration provided by Regulation S.  Each of the purchasers signed a subscription agreement containing the representations required by Regulation S  and the certificates for the shares will be stamped with restricted stock legends indicating the shares have not been registered under the Securities Act, have been issued in reliance on the exemption from registration provided by Regulation S, and may not be reoffered or sold except in accordance with the provisions of Regulation S, pursuant to registration under the Securities Act or an available exemption from registration under the Securities Act.

In August 2008, we entered into a promissory note with NSC Investments Ltd. (“NSC”) for a sum of $250,000.  Under this promissory note, interest is to be prepaid at the commencement of each quarter by us issuing 1,600 shares of our common stock.  The unpaid principal balance of the promissory note is due and payable in full on the sale of any assets of the Company or November 1, 2008. Further consideration for the loan shall consist of 15,000 shares of our common stock at the funding, 5,000 shares of our common stock at the beginning of the next month, and 10,000 shares at the beginning of the next month.  This promissory note was extended until February 1, 2009. We agreed to pay 3,900 shares of our common stock as interest and an additional issuance of 10,000 shares of our common stock in lieu of the extension of the note.  The promissory note was further extended to May 1, 2009 and we agreed to issue 3,000 shares of our common stock as interest and additional issuance of 20,040 shares of our common stock for additional compensation.  During the year ended August 31, 2009, an aggregate of 71,940 common shares were issued to NSC Investments Ltd. The remaining $100,000 plus accrued interest shall be convertible at NSC’s option at $2.00 per share on or before May 1, 2010.

During August 2008, the Company issued 45,000 warrants valued at approximately $338,000 to purchase stock for services rendered.  The warrants vest over various terms.  During the year ended August 31, 2009, the Company recognized compensation expense of $216,479.  The fair value of each warrant granted is estimated on the date granted using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rates of 3.74% to 3.97%, expected dividend yields of zero, expected life of 10 years and expected volatility of 136.94% to 140.60%.

During the fiscal year ended August 31, 2008, the Company authorized the issuance of 100,000 shares of common stock to Mr. Steve Wozniak.  The shares were valued at $1,850,000 based on the fair market value of the stock on the date the shares were issued.

In September 2008, we entered into a subscription agreement with Richard Genovese and/or his affiliates (collectively “Genovese”) whereby Genovese purchased 100,000 shares or our common stock and 100,000 warrants with an exercise price of $1.50 for $150,000.

In October 2008, we entered into an agreement with Euro Trend Trader, Inc. (“ETT”) to provide investor relations and public relations.  We agreed to pay ETT $5,000 start up fees and $3,000 per month thereafter. Additionally, we paid ETT 20,000 shares of our common stock for coverage of the Company by a registered market maker and an additional 10,000 for investor relations services.

In November 2008, we borrowed $5,000 from a consultant to the Company which was payable by December 6, 2008.  The lender was to receive 200 shares of our common stock per month as interest and an additional consideration of 25,000 warrants with an exercise price of $0.25.  In February 2009 we repaid the principal and interest in full and did not issue any shares or warrants.

In November 2008 we issued 5,000 shares of our common stock to Howard Family Trust as a bonus in consideration of the Company’s failure to pay rent on a timely basis. The shares were valued at $14,000 based on the fair market value of the stock on the date the shares were issued.

In May 2009, we entered into a subscription agreement with Robert Kolson; whereby Mr. Kolson purchased 75,000 shares of our common stock and 37,500 warrants with an exercise price of $3.00 for $150,000.

NOTE 8 – OPTIONS AND WARRANTS

Stock Options

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

On August 1, 2008, we agreed to issue 30,000 stock options to certain board members for their services to the board.

On September 1, 2008 we granted 15,000 stock options to a certain officer and board member for his services performed as Chair of the Audit Committee and Chair of the Compensation Committee.

The estimated value of the compensatory common stock purchase options granted to non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions: expected term of 10 years, a risk free interest rate of 3.97% to 4.40%, a dividend yield of 0% and volatility of 136.94% to 147.95%. During the twelve month period ended August 31, 2009 and 2008, the amount of the expense charged to operations for compensatory options granted in exchange for services was $121,739 and $2,582,664 respectively.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees and non-employees of the Company. These options were granted in lieu of cash compensation for services performed.

	Shares	Weighted Average Exercise Price
Outstanding, beginning of the year ended August 31, 2007	-	-

Granted	230,000	$9.70

Expired / Cancelled	-	-

Exercised	-	-

Outstanding, end of the year ended August 31, 2008	230,000	$9.70

Exercisable at August 31, 2008	230,000	$9.70

Granted	15,000	$7.10

Expired/Cancelled	-	-

Exercised	-	-

Outstanding, end of the period ended August 31, 2009	245,000	$9.50

Exercisable	245,000	$9.50

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These options were granted in lieu of cash compensation for services performed or financing expenses.  The number of options stated in the table below are retroactively restated due to the reverse stock split.

	Options Outstanding		Options Exercisable
			Weighted
		Number	Average		Weighted
		shares	Contractual	Number	Average Exercise
Year	Exercise Price	outstanding	Life (Years)	Exercisable	Price
2007	$10.00	200,000	8.17	200,000	$10.00
2008	$6.00 B 9.00	30,000	8.93	30,000	$6.00 B 9.00
2008	7.10	15,000	9.01	15,000	7.10
Total		245,000		245,000

Stock Warrants

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

 Additional Debentures for $455,000, $250,000, and $50,000 and $195,000 were issued during the year ended August 31, 2009.  In April 2009, the amount of convertible debentures available to be issued was increased by $255,000 for an aggregate of $1,750,000.    As of August 31, 2009 a total of $1,750,000 has been issued as Debentures.  On September 25, 2009 all of the $1,750,000 of debentures were converted into 17,500,000 common shares and 17,500,000 share purchase warrants exercisable at $0.15 per share remained outstanding.

In May 2009, we entered into a subscription agreement with Robert Kolson; whereby Mr. Kolson purchased 75,000 shares of our common stock and 37,500 warrants with an exercise price of $3.00 for $150,000.

The Company has determined the estimated value of the compensatory warrants granted to non-employees in exchange for services and financing expenses using the Black-Scholes pricing model and the following assumptions: expected term of 1year, a risk free interest rate of 1.79%, a dividend yield of 0% and volatility of 193.92% in 2009.

	Warrants	Weighted Average Exercise Price
Outstanding, beginning of the year ended August 31, 2008	-	-

Granted	100,000	$2.00

Expired / Cancelled	-	-

Exercised	-	-

Outstanding, end of the year ended August 31, 2008	100,000	$2.00

Exercisable at August 31, 2008	100,000	$2.00

Granted	17,575,000	$0.15

Expired/Cancelled	-	-

Exercised	-	-

Granted	37,500	$3.00

Outstanding, end of the period ended August 31, 2009	17,637,500

Exercisable	17,637,500

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company.

	Warrants Outstanding			Warrants Exercisable
Year	Exercise Price	Number of Warrants Outstanding	Weighted Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
2008	$2.00	100,000	4.16	100,000	2.00
2009	0.15	*10,000,000	2.42	10,000,000	0.15
2009	0.15	*2,500,000	2.47	2,500,000	0.15
2009	0.15	*500,000	2.50	500,000	0.15
2009	0.15	*1,700,000	2.64	1,700,000	0.15
2009	0.15	*150,000	2.67	150,000	0.15
2009	0.15	*50,000	2.68	50,000	0.15
2009	0.15	*50,000	2.71	50,000	0.15
2009	3.00	37,500	0.70	37,500	3.00
2009	0.15	*500,000	2.97	500,000	0.15
2009	0.15	*2,050,000	2.97	2,050,000	0.15
Total		17,637,500		17,637,500

As at August 31, 2009 none of the Company’s outstanding warrants have been exercised or cancelled.

* Pursuant to the terms of the debentures issued under the Genovese Agreement, the warrants contain an anti-dilusion provision that states it is specifically agreed that in the event that the Company shall reduce the number of outstanding shares of Common Stock by combining such shares into a smaller number of shares, then, in such case, the then applicable Exercise Price per Warrant  Share purchasable pursuant to the Warrant Certificate in effect at the time of such action will not be changed.

NOTE 9 – EARNINGS PER SHARE

Basic Loss Per Share - The computation of basic and diluted loss per common share is based on the weighted average number of shares outstanding during each period.
	For the Twelve Months Ended August 31
	2009		2008
NET LOSS	$	(2,983,660)	$(7,830,062)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING		4,101,157	5,119,120
BASIC LOSS PER COMMON SHARE	$	(0.73)	$(1.50)

The following table sets forth common stock equivalents (potential common stock) for the years ended August 31, 2009 and 2008 that are not included in the loss per share calculation above because their effect would be anti-dilutive for the periods indicated:

	For the Twelve Months Ended August 31,
	2009	2008
Plan Stock Options	245,000	212,000
Non-Plan Stock Options	—	—
Warrants	17,637,500	100,000
Convertible notes	17,500,000	—

NOTE 10 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”.  In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes -- an Interpretation of FASB Statement No. 109 ("FIN 48"), which clarifies the accounting for uncertainties in tax positions.  FIN 48 requires financial statement recognition of the impact of a tax position, if that position is more likely than not to be sustained on examination, based on the technical merits of the position.  The provisions of FIN 48 are effective for financial statements issued for fiscal years beginning after December 15, 2008.  . Based on the management's assessment of FIN 48, it was concluded that the adoption of FIN 48, as of September 1, 2009, had no significant impact on the Company's results of operations or financial position, and required no adjustment to the opening balance sheet accounts.  The year-end analysis supports the same conclusion, and the Company does not have an accrual for uncertain tax positions as of August 31, 2009.  As a result, tabular reconciliations of beginning and ending balance would not be meaningful.  If interest and penalties were to be assessed, the Company would charge interest to interest expense and penalties to other operating expense.  It is not anticipated that unrecognized tax benefits would significantly increase or decrease within twelve (12) months of the reporting date.

SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.  The Company has available at August 31, 2009 and 2008, an operating loss carryforward of approximately $11,440,000 and $7,800,000, respectively which may be applied against future taxable income and which expires in various years through 2028.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The net deferred tax asset is approximately $1,750,000 as of August 31, 2009, with an offsetting valuation allowance of the same amount.  The change in the valuation allowance for the year ended August 31, 2009 and 2008 is approximately $1,278,000 and $2,212,000, respectively.

Substantial changes in the company’s ownership have occurred, and therefore there is an annual limitation of the amount of Parents’ pre-acquisition net operating loss carryforward which can be utilized.  Accordingly, only the post-acquisition net operating loss carryforward has been included for Parent.

The reconciliation of the provision (benefit) for income taxes computed at the U.S. federal statutory rate to the Company’s effective tax rate for the years ended August 31, 2009 and 2008 is as follows:

	2009	2008
Federal benefit at Statutory rate	$1,014,000	$1,880,000
State income tax, net of federal benefit	264,000	332,000
Change in valuation allowance	(1,278,000)	(2,212,000)

Provision (Benefit) for income taxes	$-	$-

NOTE 11 – SUBSEQUENT EVENTS

On September 15 2009, the Company completed a reverse stock split on a one to ten (1:10) basis, such that each shareholder now holds one new share for every ten shares previously held.  The Company’s share transactions disclosed in the financial statements have been restated retroactively to reflect the reverse stock split for all periods presented.

Subsequent to the period, on September 25, 2009, the Company issued 17, 500, 000 common shares as a result of the conversion of debentures.

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

On November 9, 2009, we issued 32,000 common shares to Weintraub Genshlea Chediak in lieu of outstanding legal services provided to the Company. The shares were valued at $19,200 based on the fair market value of the stock on the date the shares were issued.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

We maintain an operating lease obligation to John D. Howard Family Limited Partnership to lease 9,678 square feet of office space at a rate of $19,536 per month.  Our lease started on May 1, 2008 and ends on April 30, 2010.  To fulfill our future commitment obligation to John D. Howard Partnership Family Trust, we are obligated to pay $156,288 for lease of our office space until April 30, 2010. Rent expense for the years ended August 31, 2009 and 2008 was $234,432 and $78,144 respectively.

Future minimum lease payments on Operating leases are as follows:

Year	$

2010	156,288
2011	0
2012	0
2013	0
2014	0

TOTAL	156,288

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

10.16*	Premium Network License and Reseller Agreement between Digital Stream, Inc. and the Company dated June 10, 2009 (incorporated by reference to the Company’s Report on Form 8-K filed on June 17, 2009).

14.1*	Code of Ethics and Business Conduct (incorporated by reference to the Company’s Form 10-KSB filed on November 19, 2003).

14.2*	Amended and Restated Code Of Ethics (incorporated by reference to the Company’s Form 8-K filed on March 4, 2009).

99.1*	Certificate of Change Pursuant to NRS 78.209 For Nevada Profit Corporations (incorporated by reference to the Company’s Form 10-K filed on December 15, 2009).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* filed previously

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

EN2GO INTERNATIONAL, INC. (Registrant)

Date: December 16, 2009	By: PAUL FISHKIN Paul E. Fishkin
President, Principal Executive and Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

PAUL FISHKIN	Chairman and Director	December 16, 2009
Paul Fishkin

TED COHEN	Director	December 16, 2009
Ted Cohen

BRUCE SCHMIDT	Director	December 16, 2009
Bruce Schmidt

RICHARD GENOVESE	Director	December 16, 2009
Richard Genovese

FRANK ANDERSON	Director	December 16, 2009
Frank Anderson

EXHIBIT INDEX

Number	Description

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

10.16*	Premium Network License and Reseller Agreement between Digital Stream, Inc. and the Company dated June 10, 2009 (incorporated by reference to the Company’s Report on Form 8-K filed on June 17, 2009).

14.1*	Code of Ethics and Business Conduct (incorporated by reference to the Company’s Form 10-KSB filed on November 19, 2003).

14.2*	Amended and Restated Code Of Ethics (incorporated by reference to the Company’s Form 8-K filed on March 4, 2009).

99.1*	Certificate of Change Pursuant to NRS 78.209 For Nevada Profit Corporations (incorporated by reference to the Company’s Form 10-K filed on December 15, 2009).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* filed previously