Form 10-Q
period 2009-11-30
EN2GO INTERNATIONAL INC
filed 2010-01-19
CIK 1200528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the quarterly period ended November 30, 2009

or

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
 YES  NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 24,045,542 shares of $0.00001 par value common stock issued and outstanding as of January 11, 2010.

EN2GO INTERNATIONAL, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
EN2GO INTERNATIONAL, INC. AND SUBSIDIARY
(a development stage company)
Consolidated Balance Sheets
	November 30,	August 31,
	2009	2009
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$99,995	$3,132
Prepaid expenses	32,336	20,336
TOTAL CURRENT ASSETS	132,331	23,468

PROPERTY AND EQUIPMENT, net	96,507	109,289
SOFTWARE DEVELOPMENT COSTS, net	1,032,417	967,917

TOTAL ASSETS	$1,261,255	$1,100,674

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$1,053,312	$1,072,638
Accrued expense	48,211	35,836
Due to related party	320,098	274,498
Notes payable	335,417	915,246
TOTAL CURRENT LIABILITIES	1,757,038	2,298,218

TOTAL LIABILITIES	1,757,038	2,298,218

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT):
Common stock, $.00001 par value, 90,000,000 shares authorized, and 24,045,542 and 5,513,540 shares issued and outstanding at November 30, 2009 and August 31, 2009, respectively	240	55
Capital in excess of par value	12,329,800	10,218,782
Prepaid stock compensation	—	—
(Deficit) accumulated during the development stage	(12,825,823)	(11,416,381)
Total stockholders’ (deficit)	(495,783)	(1,197,544)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$1,261,255	$1,100,674

The accompanying notes are an integral part of these consolidated financial statements.

EN2GO INTERNATIONAL INC. AND SUBSIDIARY
(a development stage company)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended November 30,		From Inception on January 31, 2007 through November 30,
	2009	2008	2009
REVENUES	$—	$—	$—
COST OF GOODS SOLD	—	—	—
GROSS PROFIT	—	—	—
OPERATING EXPENSES
General and administrative expenses	222,227	598,899	3,354,024
Stock issued for services	—	72,435	1,762,617
Non-Cash Compensation	—	—	3,515,447
Salaries, wages and consulting	4,670	—	2,464,663
Total operating expenses	226,897	671,334	11,096,751

LOSS FROM OPERATIONS	(226,897)	(671,334)	(11,096,751)

OTHER INCOME (EXPENSE):
Other income	—	5,599	29,820
Interest expense	(12,375)	(76,400)	(168,347)
Interest expense on amortization of discount notes	(1,170,170)	—	(1,590,545)
Total other income (expense)	(1,182,545)	(70,801)	(1,729,072)

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,409,442)	(742,136)	(12,825,823)

Provision for income taxes	—	—	—

LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(1,409,442)	$(742,136)	(12,825,823)

NET LOSS PER SHARE OF COMMON STOCK— Basic and diluted	$(0.08)	$(0.14)

WEIGHTED AVERAGE SHARES OUTSTANDING—Basic and diluted	18,484,818	5,322,095

The accompanying notes are an integral part of these consolidated financial statements.

EN2GO INTERNATIONAL INC. AND SUBSIDIARY
 (a development stage company)
Consolidated Statements of Cash Flows
(Unaudited)
	For the Three Months Ended November 30,		Period from inception (January 31, 2007) through November 30,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,409,442)	$(742,136)	$ (12,825,823)
Adjustments to reconcile net loss to net cash used in operating activities:
Debt financing costs	1,170,170	76,400	1,892,346
Depreciation expense	15,056	11,158	88,268
Options, warrants and common stock issued for services rendered	—	72,435	5,746,909
Changes in operating assets and liabilities:
Prepaid expense	(12,000)	—	(25,936)
Accounts payable	(8,123)	372,906	1,064,515
Accrued expense	12,375	(90,423)	48,211
Due to related party	45,600	—	320,098
Net cash used in operating activities	(186,364)	(299,660)	(3,691,412)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,273)	—	(184,775)
Software development	(64,500)	—	(1,032,417)
Net cash used in investing activities	(66,773)	—	(1,217,192)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	—	165,000	2,500,000
Repayment of notes payable	—	—	(500,000)
Proceeds from issuance of common stock, net of offering costs	350,000	150,000	3,008,599
Net cash provided by financing activities	350,000	315,000	5,008,599

NET (DECREASE) INCREASE IN CASH	96,863	15,340	99,995
CASH Beginning of period	3,132	9,074	—
CASH End of period	$99,995	$24,414	$ 99,995

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—	$ —
Income taxes	—	—	—

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

During the year ended August 31, 2009, we issued an aggregate of $1,750,000 in Convertible Debentures.  At the holder’s sole discretion, the holder was entitled to convert the Debenture, in whole or in part into common shares of the Company at a conversion price of $0.10 per share. As additional compensation, in conjunction with the issuance of the Debentures, the Company issued 17,500,000 share purchase warrant certificates with each warrant exercisable into one common share at $0.15 per share for a period of three years commencing from the date of the issuance of the warrant certificate. On September 25, 2009 all of the $1,750,000 of debentures were converted into 17,500,000 common shares and 17,500,000 share purchase warrants exercisable at $0.15 per share remained outstanding.

On November 9, 2009, we issued 32,000 common shares to Weintraub Genshlea Chediak in lieu of outstanding legal services provided to the Company.  The shares were valued at $11,200 based on the fair market value of the stock on the date that the shares were issued.

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

On July 17, 2007, Parent completed an exchange agreement with Subsidiary wherein Parent issued 2,780,000 shares of its common stock in exchange for all the issued and outstanding common stock of Subsidiary.  The Acquisition was accounted for as a recapitalization of Subsidiary in a manner similar to a reverse purchase as the former shareholders of Subsidiary controlled the combined Company after the acquisition.  Following the acquisition, and the transfer of an additional 1,075,000 shares from the shareholders of parent to the former shareholders of the subsidiary, the former shareholders of subsidiary control approximately 77% of the total outstanding stock of the combined entity.  There was no adjustment to the carrying values of the assets or the liabilities of Parent or Subsidiary as a result of the recapitalization.

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

Basis of Presentation and Going Concern Uncertainty

Our consolidated financial statements have been prepared assuming that we will continue as a going concern.  However, we have sustained losses and as of November 30, 2009, we have no business operations and have a net working capital deficiency and a negative cash flow from operations.  These conditions, among others, give rise to substantial doubt about our ability to continue as a going concern.  Management is continuing to seek additional equity capital.  Until such time, we anticipate our working capital needs will be funded with proceeds from equity and debt financing.  Management believes these steps will provide us with adequate funds to sustain our continued existence.  There is, however, no assurance that the steps taken by management will meet all of our needs or that we will continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Development Stage Activities

Since inception the Company has not yet generated significant revenues and has been defining its business operations and raising capital. All of our operating results and cash flows reported in the accompanying consolidated financial statements from January 31, 2007 through November 30, 2009 are considered to be those related to development stage activities and represent the cumulative from inception amounts from our development stage activities required to be reported pursuant to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) topic 915,  “Development Stage Entities”(formerly SFAS No. 7, “Development Stage Enterprises”).

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

Cash Concentration and Cash Equivalents

We consider all short-term securities purchased with a maturity of three months or less to be cash equivalents. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits.  Management does not believe the Company is exposed to significant credit risk.  Management, as well, does not believe the Company is exposed to significant interest rate and foreign currency fluctuation risks during the period presented in these consolidated financial statements.  As of November 30, 2009, there are no amounts that exceed the federally insured limits.

Property and Equipment

Property and equipment are stated as cost less accumulated depreciation.  Depreciation is provided on a straight line basis over the estimated useful lives of the assets from one to five years.  Maintenance and repairs are charged to expense as incurred and major improvements are capitalized.  Gains or losses on sales or retirements are recognized in income.

Revenue Recognition

Through the period from inception through November 30, 2009, the Company had not yet generated any revenues.  However, the Company plans to recognize its revenue according to the provisions of ASC topic 605, “Revenue Recognition” (formerly Staff Accounting Bulletin 104), which takes into account the completion of the transaction, delivery of the product, a final fixed or determinable price, and that collectability is reasonably assured.

Loss per Share

The Company computes loss per share in accordance with ASC topic 260, “Earnings Per Share” (formerly SFAS No. 128, “Earnings per Share”), which requires the Company to present basic and dilutive loss per share when the effect is dilutive.

Impairment of Long-Lived Assets

The Company has adopted the provisions of ASC topic 360, “Property, Plant and Equipment” (formerly SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets to be Disposed of”).  ASC topic 360 establishes procedures for review of recoverability, and measurement of impairment whenever events of changes in circumstances indicated that the carrying amount of long-lived assets may not be recoverable.  ASC topic 360 also requires that long-lived assets to be disposed of other than by sale shall continue to be classified as held and used until disposal.  Further, ASC topic 360 specifies the criteria for classifying long-lived assets as “held for sale” and requires that long-lived assets to be disposed of by sale be reported at the lower of carrying amount or fair value less estimated selling costs.  Management believes that there has not been any impairment of the Company’s long-lived assets at November 30, 2009 and 2008.

Advertising Costs

Advertising costs are charged to operations in the period incurred.  During the years ended November 30, 2009 and 2008, the Company incurred $5,000 and $1,356 in advertising costs, respectively.

Fair Value of Financial Instruments

On January 1, 2008, the Company adopted ASC topic 820, “Fair Value Measurements and Disclosures” (formerly SFAS No. 157, “Fair Value Measurements”). ASC topic 820 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

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

Income Taxes

We account for income taxes in accordance with ASC topic 740, “Income Taxes” (formerly SFAS 109, “Accounting for Income Taxes”).  Under this standard, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance when we cannot make the determination that it is more likely than not that some portion or all of the related tax asset will be realized.

Stock-Based Compensation

In December 2004, the FASB issued ASC topic 718, “Compensation – Stock Compensation” (formerly SFAS No. 123R,” Share-Based Payment”, amending SFAS No. 123) to require companies to record as expense the fair value of equity-based compensation, including stock options and warrants, over the applicable vesting period.  ASC topic 718 also requires more extensive disclosures concerning stock options than required under previous standards.  The new standard applies to option grants made after adoption, as well as options that have not vested at the date of adoption.

Software Development Costs

We capitalize software development costs in accordance with generally accepted accounting principles, under which certain software development costs incurred subsequent to the establishment of technological feasibility, may be capitalized   before the product is available for general release to customers, in accordance with ASC topic 985-20, “Costs of Software to Be Sold, Leased Or Marketed” (formerly SFAS 86).   We determine technological feasibility to be established upon completion of (1) a detailed program design, (2) completion of working model. Capitalized software development costs consist of costs for internally developed software to be sold publicly upon completion of development. Capitalized costs consist primarily of direct salaries and the cost of specific external consultants, where such costs qualify for capitalization under generally accepted accounting principles.  Amortization shall not start until the product is available for general release to customers.  On an annual basis, the Company will determine whether or not there has been impairment in value of the intangible assists and if necessary, records impairment charged to write down the assts to their estimated fair value.

Comparative Financial Statements

Certain amounts in the comparative financial statements have been reclassified from financial statements previously presented to conform to the 2009 consolidated financial statements.

Recently Issued Accounting Pronouncements

In March 2008, the FASB issued ASC  topic 815, “Derivatives and Hedging” (formerly SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”), and expands disclosures to include information about the fair value of derivatives, related credit risks and a company’s strategies and objectives for using derivatives.  ASC topic 815 is effective for fiscal periods beginning on or after November 15, 2008.  Based on current conditions, we do not expect the adoption of ASC topic 815 to have a significant impact on our results of operations or financial position.

In April 2008, the FASB issued ASC topic 350-30, “Intangibles Other Than Goodwill” (formerly FSP 142-3, “Determination of the Useful Life of Intangible Assets”). ASC topic 350-30 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC topic 350 – Goodwill (formerly SFAS No. 142, “Goodwill and Other Intangible Assets”).  ASC topic 350-30 is effective for fiscal years beginning after December 15, 2008.  We do not expect ASC topic 350-30 to have a significant impact on our results of operations or financial position.

In June 2008, the FASB issued ASC topic 260, “Earnings Per Share” (formerly FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”).  ASC topic 260 clarifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. ASC topic 260 is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact of ASC topic 260 on our financial position and results of operations.

In June 2008, the FASB ratified ASC topic 815-40, “Contracts In Entity’s Own Equity” (formerly EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock”).  ASC topic 815-40 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. ASC topic 815-40 is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact of ASC topic 815-40 on our financial position and results of operations.

In June 2008, the FASB ratified ASC topic 840, “Leases” (formerly EITF Issue No. 08-3, “Accounting for Lessees for Maintenance Deposits Under Lease Arrangements”). ASC topic 840 provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor.  ASC topic 840 is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact of ASC topic 840 on our financial position and results of operations.

In October 2008, the FASB issued ASC topic 820, “Fair Value Measurement When the Markets Are Not Active” (formerly FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”), which addresses the application of ASC topic 820 – Fair Value Measurements (formerly SFAS No.157 for illiquid financial instruments).  ASC topic 820 clarifies that approaches to determining fair value other than the market approach may be appropriate when the market for a financial asset is not active.  The Company does not expect the adoption of ASC topic 820 to have a material effect on the Company’s financial statements.

In April 2009, the FASB issued ASC topic 825, “Financial Instruments” (formerly FASB Staff Position (“FSP”) SFAS No. 107-1) and ASC topic 270, “Interim Reporting” (formerly Accounting Principles Board (“APB”) Opinion No. 28-1 (“APB No. 28-1”), “Interim Disclosures about Fair Value of Financial Instruments”, which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”), and requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. ASC topic 825 and ASC topic 270 also amends APB Opinion No. 28, “Interim Financial Reporting”, (codified as ASC topic 270) to require those disclosures in summarized financial information for interim reporting periods. ASC topic 825 and ASC topic 270 is effective for interim reporting periods ending after June 15, 2009. The Company is in the process of evaluating the impact of ASC topic 825 and ASC topic 270 on our financial position and results of operations.

In May 2009, the FASB issued ASC topic 855, “Subsequent Events” (formerly SFAS No. 165, “Subsequent Events”).  ASC topic 855 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  ASC topic 855 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, and is effective for interim and annual periods ending after June 15, 2009.

In June 2009 the FASB issued ASC topic 860-20, “Sale of Financial Assets” (formerly SFAS 166, “Accounting for Transfers of Financial Assets — an Amendment of FASB Statement No. 140” (SFAS 166). ASC topic 860-20 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. ASC topic 860-20 will be effective January 1, 2010. The adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated financial position and results of consolidated operations.

In June 2009 the FASB issued ASC topic 810, “Consolidation” (formerly SFAS 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167)). ASC topic 810 eliminates Interpretation 46(R)’s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. ASC topic 810 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying Interpretation 46(R)’s provisions. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. ASC topic 810 will be effective January 1, 2010. The adoption of this pronouncement is not expected to have a material impact on the Company’s financial position and results of operations.

In June 2009, the FASB  issued ASC topic 105, “Generally Accepted Accounting Principals” (formerly  SFAS No. 168,  “The FASB  Accounting  Standards Codification  and the  Hierarchy of Generally  Accepted  Accounting  Principles").  ASC topic 105 will become the single source of authoritative nongovernmental U.S. generally  accepted  accounting   principles   ("GAAP"),superseding  existing FASB,  American  Institute of Certified Public Accountants("AICPA"), EITF, and related accounting literature. ASC topic 105  reorganizes the thousand of GAAP  pronouncements  into roughly 90 accounting topics and displays them using a consistent  structure.  Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections.  ASC topic 105 will be effective  for  financial  statements issued  for  reporting  periods  that  end  after  September  15,  2009.  The Company began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in this quarterly report of Form 10-Q for the period ending November 30, 2009. As the codification was not intended to change or alter existing U.S. GAAP, it will not have any impact on our financial position, results of operations and cash flows.

In September 2009, the Emerging Issues Task Force (“EITF”) reached final consensus on a new revenue recognition standard; ASC topic 605-25, “Revenue Recognition-Multiple Element Arrangements” (formerly EITF Issue No. 08-1, “Revenue Arrangements with Multiple Deliverable”).  ASC topic 605-25 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how the arrangement consideration should be allocated among the separate units of accounting. This Issue is effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements.  In addition, early adoption is permitted. The Company is currently evaluating the potential impact of ASC topic 605-25 on its financial position and results of operations.

In September 2009, the EITF reached final consensus on a new revenue recognition standard, ASC topic 985-605, “Software Revenue Recognition” (formerly EITF 09-3, “Applicability of AICPA Statement of Position 97-2 to Certain Arrangements That Contain Software Elements”).  ASC topic 985-605 amends the scope of  AICPA Statement  of  Position  97-2,  Software  Revenue Recognition to exclude tangible products that include software and non- software components   that  function   together  to  deliver  the   product's   essential functionality.  This Issue shall be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Earlier application is permitted as of the beginning of a company's fiscal year provided the company has not previously issued financial statements for any period within that year.  An entity shall not elect early application of this Issue unless it also elects early application of ASC topic 605-25 (formerly EITF 08-1). The Company is currently evaluating the potential impact of ASC topic 985-605 on its financial position and results of operations.

Convertible Debt, Note Discounts and Beneficial Conversion Features

The convertible debentures were issued in accordance with ASC topic 470-20, “Debt With Conversion and Other Options” (formerly EITF 98-5 –“Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable”), we calculated the value of the beneficial conversion feature embedded in the Convertible Notes.  In accordance with ASC topic 470-20, convertible notes are split into two components: a debt component and a component representing the embedded derivatives in the debt. The debt component represents the Company’s liability for future interest coupon payments and the redemption amount. The embedded derivatives represent the value of the option that debtholders have to convert into ordinary shares of the Company.  The debt component of the convertible note is measured at amortized cost and therefore increases as the present value of the interest coupon payments and redemption amount increases, with a corresponding charge to finance cost – other than interest. The debt component decreases by the cash interest coupon payments made. The embedded derivatives are measured at fair value at each balance sheet date, and the change in the fair value is recognized in the income statement.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and Equipment consists of the following:

	November 30	August 31
	2009	2009
Computer Equipment	$26,171	$ 23,897
Other Equipment	158,604	158,604
Total	184,775	182,501

Accumulated Depreciation	88,268	(73,212)

Total Property and Equipment (net)	$96,507	$ 109,289

Depreciation expense was $15,056 and $11,158 for the quarters ended November 30, 2009 and 2008.

NOTE 4 – SOFTWARE DEVELOPMENT COSTS

Software development costs comprise of costs for internally developed production software to be sold publicly upon completion of development.  Capitalized software development costs, amounted to $64,500 and $0 at November 30, 2009 and 2008, respectively. These costs were not amortized since the product is not available for general release to customers.  Revenue generating activities have not yet commenced.

NOTE 5 – RELATED PARTY TRANSACTIONS

As at November 30, 2009, a Director of the Company is owed $320,098 ($0- November 30, 2008) for cash advanced to the Company. No arrangement has been made for repayment of the loan and none have been made by the Company as of November 30, 2009.  The advance is non-interest bearing and due upon demand. There are no other related party transactions.

NOTE 6 – NOTES PAYABLE

	November 30 2009	August 31 2009
The Company converted $1,750,000 of
Convertible Debentures into 17,500,000 common
shares at $0.10 per share during the three month
period ended November 30, 2009 and issued notes
payable of $1,750,000 for August 31, 2009.
	$ 350,000	$ 2,100,000

Discount on note payable net of amortization	(14,584)	(1,184,754)

Total	$ 335,416	$ 915,246

Interest expense for the three months ended November 30, 2009 and 2008 was $12,375 and $76,400 respectively.

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

On January 15, 2009 we entered into an agreement with Genovese whereby Genovese and/or his affiliates (collectively “Genovese”)  advanced to the Company $250,000 for a convertible debenture (“Debenture”) for the aggregate principle amount of $250,000.  The Debenture was non-interest bearing and had a maturity date of December 5, 2010.  At the holder’s sole discretion, the holder may elect to convert the Debenture, in whole or in part into common shares of the Company at a conversion price of $0.10 per share.  As additional compensation, Genovese was issued a share purchase warrant certificate for 2,500,000 warrants with each warrant exercisable into one common share at $0.15 per share for a period of three years commencing from the date of the issuance of the warrant certificate.  The Company and Genovese further agreed to establish five (5) mutually agreed upon milestones to be attained no later than September 2009 with each milestone generally occurring approximately every forty five (45) days. In conjunction with the attainment of each individual milestone, Genovese agreed to advance to the Company an additional $250,000. In connection with each $250,000 advance, Genovese was issued an additional $250,000 Convertible Debenture. The Debenture was non interest bearing and had a maturity date of two years from the date of issuance of each subsequent debenture (“Subsequent Debentures”).

The convertible debentures were issued in accordance with ASC topic 470-20, “Debt With Conversion and Other Options” (formerly EITF 98-5 –“Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable”), we calculated the value of the beneficial conversion feature embedded in the Convertible Notes.  In accordance with ASC topic 470-20, convertible notes are split into two components: a debt component and a component representing the embedded derivatives in the debt. The debt component represents the Company’s liability for future interest coupon payments and the redemption amount. The embedded derivatives represent the value of the option that debtholders have to convert into ordinary shares of the Company.  The debt component of the convertible note is measured at amortized cost and therefore increases as the present value of the interest coupon payments and redemption amount increases, with a corresponding charge to finance cost – other than interest. The debt component decreases by the cash interest coupon payments made. The embedded derivatives are measured at fair value at each balance sheet date, and the change in the fair value is recognized in the income statement.

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

Additional Debentures for $455,000, $250,000, and $50,000 and $195,000 were issued during the year ended August 31, 2009.  In April 2009, the amount of convertible debentures available to be issued was increased by $255,000 for an aggregate of $1,750,000.  As of August 31, 2009 a total of $1,750,000 had been issued as Debentures.  The amount of the Debentures outstanding at August 31, 2009 was classified as “permanent equity” as capital in excess of par value and a corresponding amount was recorded as a discount against the note payable.  This discount will be amortized over 24 months on a straight-line basis as interest expense.  On September 25, 2009, all issued debentures were converted into 17,500,000 shares of common stock.

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

NOTE 7 - COMMON STOCK

The Company has authorized 90,000,000 shares of common stock with a par value of $.00001.  At November 30, 2009 and November 30, 2008, the Company had 24,045,542 and 5,371,600 shares of common stock issued and outstanding, respectively.

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

On September 15, 2009, the Company completed a reverse stock split on a 1:10 basis, whereby each shareholder holds one new share for every ten shares previously issued.  The Company’s share transactions disclosed in the financial statements have been restated retroactively to reflect the reverse stock split for all periods presented.

During the year ended August 31, 2009, the Company issued an aggregate of $1,750,000 in Convertible Debentures.  At the holder’s sole discretion, the holder was entitled to convert the Debenture, in whole or in part into common shares of the Company at a conversion price of $0.10 per share. As additional compensation, in conjunction with the issuance of the Debentures, the Company issued 17,500,000 share purchase warrant certificates with each warrant exercisable into one common share at $0.15 per share for a period of three years commencing from the date of the issuance of the warrant certificate. On September 25, 2009 all of the $1,750,000 of debentures were converted into 17,500,000 common shares and 17,500,000 share purchase warrants exercisable at $0.15 per share remained outstanding.

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

On November 9, 2009, we issued 32,000 common shares to Weintraub Genshlea Chediak in lieu of outstanding legal services provided to the Company.  The shares were valued at $11,200 based on the fair market value of the stock on the date that the shares were issued.

On November 13, 2009 we entered into a subscription agreement with Robert Kolson; whereby Mr. Kolson  purchased 285,715 shares of our common stock and 285,715 warrants with an exercise price of $0.60 for $100,000.

NOTE 8 – OPTIONS AND WARRANTS

Stock Options

During November 2007 the Board of Directors of the Company adopted and the stockholders at that time approved the 2007 Stock Plan (“the Plan”).  The Plan provides both for the direct award or sale of shares and for the granting of options to purchase shares.  Options granted under the plan may include qualified and non-qualified stock options.  The aggregate number of shares that may be issued under the plan shall not exceed 750,000 shares of common stock, and are issuable to directors, officers, and employees of the Company.  Awards under the plan will be granted as determined by Committees of the Board of Directors or by the Board of Directors.  The options will expire after 10 years or 5 years if the option holder owns at least 10% of the common stock of the Company.  The exercise price of a non-qualified option must be at least 85% of the market price on the date of issue.  The exercise price of a qualified option must be at least equal to the market price or 110% of the market price on the date of issue if the option holder owns at least 10% of the common stock of the Company.

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

The estimated value of the compensatory common stock purchase options granted to non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions: expected term of 10 years, a risk free interest rate of 3.97% to 4.40%, a dividend yield of 0% and volatility of 136.94% to 147.95%. During the three month period ended November 30, 2009 and 2008, the amount of the expense charged to operations for compensatory options granted in exchange for services was $11,200 and $30,435 respectively.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees and non-employees of the Company. These options were granted in lieu of cash compensation for services performed.

	Shares	Weighted Average Exercise Price
Outstanding, beginning of the year ended August 31, 2007	-	-

Granted	230,000	$9.70

Expired / Cancelled	-	-

Exercised	-	-

Outstanding, end of the year ended August 31, 2008	230,000	$9.70

Exercisable at August 31, 2008	230,000	$9.70

Granted	15,000	$7.10

Expired/Cancelled	-	-

Exercised	-	-

Outstanding, end of the year ended August 31, 2009	245,000	$9.50

Exercisable at August 31, 2009	245,000	$9.50

Granted	-	-

Expired/Cancelled	-	-

Exercised	-	-

Outstanding, end of the period ended November 30, 2009	245,000	$9.50

Exercisable at November 30, 2009	245,000	$9.50

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These options were granted in lieu of cash compensation for services performed or financing expenses.  The number of options stated in the table below are retroactively restated due to the reverse stock split.

	Options Outstanding		Options Exercisable
Year	Exercise Price	Number shares outstanding	Weighted Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
2007	$10.00	200,000	7.92	200,000	$10.00

2008	$6.00 – 9.00	30,000	8.68	30,000	$6.00 – 9.00
2008	7.10	15,000	8.76	15,000	7.10

Total		245,000		245,000

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

On January 15, 2009 we entered into an agreement with Genovese whereby Genovese and/or his affiliates (collectively “Genovese”)  advanced to the Company $250,000 for a convertible debenture (“Debenture”) for the aggregate principle amount of $250,000.  The Debenture was non-interest bearing and had a maturity date of December 5, 2010.  At the holder’s sole discretion, the holder may elect to convert the Debenture, in whole or in part into common shares of the Company at a conversion price of $0.10 per share.  As additional compensation, Genovese was issued a share purchase warrant certificate for 2,500,000 warrants with each warrant exercisable into one common share at $0.15 per share for a period of three years commencing from the date of the issuance of the warrant certificate.  The Company and Genovese further agreed to establish five (5) mutually agreed upon milestones to be attained no later than September 2009 with each milestone generally occurring approximately every forty five (45) days. In conjunction with the attainment of each individual milestone, Genovese agreed to advance to the Company an additional $250,000. In connection with each $250,000 advance, Genovese was issued an additional $250,000 Convertible Debenture. The Debenture was non interest bearing and had a maturity date of two years from the date of issuance of each subsequent debenture (“Subsequent Debentures”).

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

 Additional Debentures for $455,000, $250,000, and $50,000 and $195,000 were issued during the year ended August 31, 2009.  In April 2009, the amount of convertible debentures available to be issued was increased by $255,000 for an aggregate of $1,750,000.    As of August 31, 2009 a total of $1,750,000 had been issued as Debentures.  On September 25, 2009 all of the $1,750,000 of debentures were converted into 17,500,000 common shares and 17,500,000 share purchase warrants exercisable at $0.15 per share remained outstanding.

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

On November 13, 2009 we entered into a subscription agreement with Robert Kolson; whereby Mr. Kolson purchased 285,715 shares of our common stock and 285,715 warrants with an exercise price of $0.60 for $100,000.

The Company has determined the estimated value of the compensatory warrants granted to non-employees in exchange for services and financing expenses using the Black-Scholes pricing model and the following assumptions: expected term of 1year, a risk free interest rate of 1.79%, a dividend yield of 0% and volatility of 193.92% in 2009.

	Warrants	Weighted Average Exercise Price
Outstanding, beginning of the year ended August 31, 2008	-	-

Granted	100,000	$2.00

Expired / Cancelled	-	-

Exercised	-	-

Outstanding, end of the year ended August 31, 2008	100,000	$2.00

Exercisable at August 31, 2008	100,000	$2.00

Granted	17,500,000	$0.15

Expired/Cancelled	-	-

Exercised	-	-

Granted	37,500	$3.00

Outstanding, end of the period ended August 31, 2009	17,637,500

Exercisable at August 31, 2009	17,637,500

Granted	1,000,002	$0.60

Expired/Cancelled	-	-

Exercised	-	-

Outstanding, end of the period ended November 30, 2009	18,637,502	$0.60

Exercisable at November 30, 2009	18,637,502	$0.60

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company.

	Warrants Outstanding			Warrants Exercisable
Year	Exercise Price	Number of Warrants Outstanding	Weighted Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
2008	$2.00	100,000	3.91	100,000	2.00
2009	0.15	*10,000,000	2.17	10,000,000	0.15
2009	0.15	*2,500,000	2.22	2,500,000	0.15
2009	0.15	*500,000	2.25	500,000	0.15
2009	0.15	*1,700,000	2.39	1,700,000	0.15
2009	0.15	*150,000	2.42	150,000	0.15
2009	0.15	*50,000	2.43	50,000	0.15
2009	0.15	*50,000	2.46	50,000	0.15
2009	3.00	37,500	0.45	37,500	3.00
2009	0.15	*500,000	2.72	500,000	0.15
2009	0.15	*2,050,000	2.72	2,050,000	0.15
2009	0.60	428,572	1.92	428,572	0.60
2009	0.60	285,715	1.94	285,715	0.60
2009	0.60	285,715	1.95	285,715	0.60
Total		18,637,502		18,637,502

As at November 30, 2009 none of the Company’s outstanding warrants have been exercised or cancelled.

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

	For the Three Months Ended November 30
	2009	2008
NET LOSS	$(1,409,442)	$(742,136)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	18,484,818	5,322,095
BASIC LOSS PER COMMON SHARE	(0.08)	$(0.14)

The following table sets forth common stock equivalents (potential common stock) for the periods ended November 30, 2009 and 2008 that are not included in the loss per share calculation above because their effect would be anti-dilutive for the periods indicated:

	For the Three Months Ended November 30,
	2009	2008
Plan Stock Options	245,000	245,000
Non-Plan Stock Options	—	—
Warrants	18,637,502	100,000

NOTE 10 – COMMITMENTS AND CONTINGENCIES

We maintain an operating lease obligation to John D. Howard Family Limited Partnership to lease 9,678 square feet of office space at a rate of $19,536 per month.  Our lease started on May 1, 2008 and ends on April 30, 2010.  To fulfill our future commitment obligation to John D. Howard Partnership Family Trust, we are obligated to pay $156,288 for lease of our office space until April 30, 2010. Rent expense for the periods ended November 30, 2009 and 2008 was $51,072 and $58,608 respectively.

Future minimum lease payments on Operating leases are as follows:

Year	$

2010	156,288
2011	0
2012	0
2013	0
2014	0

TOTAL	156,288

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion contains certain statements that constitute “forward-looking statements”. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition or Plan of Operation.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Our future results may differ materially from those currently anticipated depending on a variety of factors, including those described below under “Risks Related to Our Future Operations” and our filings with the Securities and Exchange Commission. The following should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto that appear elsewhere in this report and in conjunction with our 2009 annual report on Form 10-K.

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

When prospective clients such as film distribution companies, studios, independent producers, television networks, or other businesses and individuals desire to have their movies, trailers, videos, games and other media made available on Flyxo, they can seek distribution with En2go. If approved, En2go will host the content making it available through Flyxo on a VOD (video on demand) basis, sharing in revenue if it is pay-per-view or supported by advertising. For those clients who opt to use the Flyxo platform to build their own private or public channels or networks, they can pay the appropriate licensing fees and become “Channel Partners.” Channel Partners have creative control over what is shown on their programming schedules, which programs they want to feature, how they want to monetize their content, the locations they want to target or block, how much advertising they will include if any, and more. Through the Flyxo platform, En2go gives its clients the opportunity to bypass the bottleneck of film or television distribution and showcase their media to niche or global audiences.

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

Product Developments

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

Flyxo

En2go presented a sneak preview of its online video software, known as Flyxo or Flyxo HD, at the 2009 Cannes Film Festival where it was well received.  Several dozens of industry leaders, content providers and independent producers had a surprisingly enthusiastic response to the Flyxo product demonstration, provided valuable feedback, and expressed interest in partnering or licensing when the product is ready.  This expert feedback was invaluable and served as a catalyst for modifying the functionality of Flyxo for stronger competitive advantages in the world of online film distribution.

The Channel Builder

New features have been added to the Channel Builder in the past year, which include an encoding process, a clip and clip set manager, meta tagging, search functionality, a video timeline, a template engine, an advertiser toolkit, sharing and viral marketing capability, XML and database output and more.

Other Products still in Development

Due to limited financial resources and human capital, enhancing the competitive edge of Flyxo was the primary focus of the technology team. eMaculate; En2go’s image search application, along with the Kandictionary, the En2go Jukebox and the En2go VideoBlox were put on hold during the period ended November 30, 2009.

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

We account for our business acquisitions under the purchase method of accounting in accordance with ASC topic 805, “Business Combinations” (formerly SFAS 141, "Business Combinations”)  The total cost of acquisitions is allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair value of the tangible net assets acquired is recorded as intangibles. Determining the fair value of assets acquired and liabilities assumed requires management's judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives, and market multiples, among other items.

We assess the potential impairment of long-lived assets and identifiable intangibles under the guidance of ASC topic 360; “Property, Plant and Equipment”, (formerly SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets”),  which states that a long-lived asset should be tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset exceeds its fair value. An impairment loss is recognized only if the carrying amount of the long-lived asset exceeds its fair value and is not recoverable.

We account for equity instruments issued to consultants and vendors in exchange for goods and services in accordance with the provisions of ASC topic 505-50, “Equity Based Payments to Non-Employees”, (formerly EITF Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services”), and EITF Issue No. 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other than Employees”. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance with EITF Issue No. 00-18, an asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes. Accordingly, the Company records the fair value of the fully vested, non-forfeitable common stock issued for future consulting services as prepaid expenses in its consolidated balance sheet.

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

Results of Operations

For the Three Months Ended November 30, 2009 and 2009

 We had a net loss of $1,409,442 for the three months ended November 30, 2009 compared to a net loss of $742,136 for the three months ended November 30, 2008.  The change is explained below.

Operating Expenses:  Operating expenses were $226,897 and $671,334 for the three months ended November 30, 2009 and 2008, respectively.  The decrease of $444,437 was primarily due to a decrease of  $ 376,672 in General and Administrative expenses, a decrease of $72,435 in Stock Issued for Services offset by an increased in Salaries, Wages and Consulting of $4,670.

Other income (expense):  Other income (expense) was $(1,182,545) for the three months ended November 30, 2009 compared to $(70,801) recorded for the three months ended November 30, 2008. The increase was primarily due to the increase in interest expense and the amortization costs of the notes payable $(1,170,170).

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

Liquidity and Capital Resources

Net cash used in operating activities was $186,364 and $299,660 for the period ended November 30, 2009 and 2008, respectively. The decrease of $113,296 in cash used by operating activities was primarily due to the decrease in accounts payable and options, warrants and common stock issued for services rendered. Net cash used in investing activities was $66,773 and $0 for the periods ended November 30, 2009 and 2008, respectively.  Investing activities for the periods ended November 30, 2009 and 2008 resulted from the purchase of computers and furniture and software development costs.  Net cash provided by financing activities was $350,000 and $315,000 for the periods ended November 30, 2009 and 2008, respectively.

The Company suffered recurring losses from operations and has an accumulated deficit of $12,825,823 at November 30, 2009. Primarily as a result of our recurring losses and our lack of liquidity, the Company has received a report from our independent auditors that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. We have delayed payment of a substantial amount of accounts payable and accrued expenses and reduced our expenses to a minimum level. Our existing cash and cash equivalents will not be sufficient to fund our operations. Unless we receive liquidity from new purchase orders, obtain additional capital, loans or sell or license assets, we may be required to seek to reorganize our business or discontinue operations and liquidate our assets. There can be no assurance that the Company will be able to secure sufficient financing or on terms acceptable to the Company. If additional funds are raised through the issuance of equity securities, the percentage ownership of our current stockholders is likely to or will be reduced.

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

     On January 15, 2009 we entered into an agreement with Genovese whereby Genovese and/or his affiliates (collectively “Genovese”) advanced to the Company $250,000 for a convertible debenture (“Debenture”) for the aggregate principle amount of $250,000.  The Debenture was non-interest bearing and had a maturity date of December 5, 2010.  At the holder’s sole discretion, the holder may elect to convert the Debenture, in whole or in part into common shares of the Company at a conversion price of $0.10 per share.  As additional compensation, Genovese was issued a share purchase warrant certificate for 2,500,000 warrants with each warrant exercisable into one common share at $0.15 per share for a period of three years commencing from the date of the issuance of the warrant certificate for each Subsequent Debenture issued.  The Company and Genovese further agreed to establish five (5) mutually agreed upon milestones to be attained no later than September 2009 with each milestone generally occurring approximately every forty five (45) days. In conjunction with the attainment of each individual milestone, Genovese agreed to advance to the Company an additional $250,000. In connection with each $250,000 advance, Genovese was issued an additional $250,000 Convertible Debenture. The Debenture was non interest bearing and had a maturity date of two years from the date of issuance of each subsequent debenture (“Subsequent Debentures”).

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

During the period ended May 31, 2009, Richard Genovese advanced $210,000 to us for additional working capital.   From June 1, 2009 to August 31, 2009, Richard Genovese advanced a further $319,498.  The aggregate of $529,498 advanced was converted into the balance of the convertible debentures for the amount of $255,000 and the remaining $274,498 was applied as an advance to the Company.  During the quarter ended November 30, 2009, Richard Genovese advanced a further $45,600 to the Company for working capital. No arrangement  has been made for repayment of the loan. The advance is non-interest bearing and due upon demand.

As of August 31, 2009 a total of $1,750,000 had been issued as Debentures.  On September 25, 2009, all issued debentures were converted into 17,500,000 shares of common shares and 17,500,000 share purchase warrants exercisable at $0.15 per share remained outstanding.

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

On November 13, 2009 we entered into a subscription agreement with Robert Kolson; whereby Mr. Kolson purchased 285,715 shares of our common stock and 285,715 warrants with an exercise price of $0.60 for $100,000.

Going Concern Uncertainties

As of the date of this report, there is doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our business operations and loan commitments.  Our future success and viability, therefore, are dependent upon our ability to generate capital financing.  The failure to generate sufficient revenues or raise additional capital may have a material and adverse effect upon the Company and our shareholders.

Commitments and Contractual Obligations

The following table summarizes the future payments we are required to make under contractual obligations as of November 30, 2009:

Payments Due by Period

	Total	Less than 1 year	1 -3 years	3-5 years	More than 5 years
Long term debt	--	--	--	--
Interest expense on long term debt	--	--	--	--
Operating leases	156,288	156,288	--	--	--
Other long-term liabilities	--	--	--	--	--

TOTAL	$ 156,288	$ 156,288	$--	$--	$--

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

Off-Balance Sheet Arrangements

As of November 30, 2009, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

The foregoing material weaknesses identified in our disclosure controls and procedures were identified in June 2009, by our external consultants responsible for the preparation of our financial reporting package. The aforementioned material weaknesses did not impact our financial reporting or result in a material misstatement of our financial statements.  As of November 30, 2009 we have not taken action to correct the material weaknesses identified in our disclosure controls and procedures.

     Once the Company has sufficient personnel available, our Board of Directors will nominate an audit committee and audit committee financial expert and we will appoint additional personnel to assist with the preparation of our financial statements; which will allow for proper segregation of duties as well as additional manpower for proper documentation.

Changes in Internal Control over Financial Reporting

     There were no changes in our internal control over financial reporting during the quarter ended November 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2009, other than as set forth below:

Risks Related To Our Business

We have incurred losses and anticipate continued losses for the foreseeable future.

Our net loss for the three months ended November 30, 2009 was $1,409,442. From inception at January 31, 2007 through November 30, 2009 we had an accumulated net loss of $12,825,823.  We have not yet achieved profitability and expect to continue to incur net losses until we recognize sufficient revenues from licensing activities, customer contracts, product sales or other sources. Because we have a limited history upon which an evaluation of our prospects can be based, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies seeking to develop new and rapidly evolving technologies. To address these risks, we must, among other things, respond to competitive factors, continue to attract, retain and motivate qualified personnel and commercialize and continue to develop our technologies. We may not be successful in addressing these risks. We can give no assurance that we will achieve or sustain profitability.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

On November 9, 2009, we issued 32,000 common shares to Weintraub Genshlea Chediak in lieu of outstanding legal services provided to the Company.  The shares were valued at $11,200 based on the fair market value of the stock on the date that the shares were issued.

On November 13, 2009 we entered into a subscription agreement with Robert Kolson; whereby Mr. Kolson  purchased 285,715 shares of our common stock and 285,715 warrants with an exercise price of $0.60 for $100,000.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

     None.

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

31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EN2GO INTERNATIONAL, INC. (Registrant)

Date: January 19, 2010	By: PAUL E. FISHKIN Paul E. Fishkin
President, Principal Executive and Chief Financial Officer and Principal Accounting Officer