Form 10-Q
period 2010-02-28
EN2GO INTERNATIONAL INC
filed 2010-05-20
CIK 1200528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q



(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the quarterly period ended February 28, 2010

or

(  ) Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the transition period from            to

Commission File Number 000-50480

EN2GO INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)



Nevada 				        	98-0389557
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)


2921 W. Olive Ave, Burbank, California, 91505
 (Address of principal executive offices)

(818) 433-7191
(Issuer's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 YES ( X ) NO (  )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such
files).    Yes [ ]    No [  ]


Large accelerated filer (  )    Accelerated filer (  )

Non-accelerated filer  (  )    Smaller reporting company ( X )

(Do not check if a smaller reporting company)



Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
 YES (  ) NO ( X )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 24,215,542 shares of $0.00001 par value common stock issued and outstanding as of May 19, 2010.


EN2GO INTERNATIONAL, INC.
INDEX



Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets as of February 28, 2010 (Unaudited)
and August 31, 2009 (Unaudited)						1

Consolidated Statements of Operations For the Three and Six
Months Ended February 28, 2010 and 2009 (Unaudited)			2

Consolidated Statements of Cash Flows For the Six Months Ended
February 28, 2010 and 2009 (Unaudited)					3

Notes to the Consolidated Financial Statements (Unaudited)		5

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations						20

Item 3.  Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.  Controls and Procedures					27

Part II. Other Information

Item 1.  Legal Proceedings						27

Item 1A.  Risk Factors							27

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.  Defaults Upon Senior Securities				28

Item 4.  Submission of Matters to a Vote of Security Holders		28

Item 5.  Other Information						28

Item 6.  Exhibits							29

Signatures								30










PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EN2GO INTERNATIONAL, INC. AND SUBSIDIARY
(a development stage company)
Consolidated Balance Sheets

						February 28,    August 31,
 						   2010            2009

ASSETS						(Unaudited)

CURRENT ASSETS
 Cash					    $      8,004    $      3,132
 Prepaid expenses                                 20,336          20,336
 					      __________________________
TOTAL CURRENT ASSETS                              28,340          23,468

PROPERTY AND EQUIPMENT, net                       79,025         109,289
SOFTWARE DEVELOPMENT COSTS, net                1,109,417         967,917
					      __________________________
TOTAL ASSETS                                $  1,216,782    $  1,100,674


LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
 Accounts payable                           $  1,115,067    $  1,072,638
 Accrued expense                                  60,586          35,836
 Due to related party                            416,598         274,498
 Notes payable                                   344,167         915,246
					      __________________________
TOTAL CURRENT LIABILITIES                      1,936,418       2,298,218
 					      __________________________
TOTAL LIABILITIES                              1,936,418       2,298,218
					      __________________________

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT):
Common stock, $.00001 par value, 90,000,000
shares authorized, and 24,215,542  and
5,513,540 shares issued and outstanding at
February 28, 2010 and August 31, 2009,
respectively					     242              55
Capital in excess of par value                12,414,798      10,218,782
(Deficit) accumulated during the
development stage                            (13,134,676)    (11,416,381)
					     ___________________________
Total stockholders' (deficit)                   (719,636)     (1,197,544)
					     ___________________________
TOTAL LIABILITIES AND STOCKHOLDERS'
(DEFICIT)				   $   1,216,782   $   1,100,674
					     ___________________________


See Notes to Unaudited Consolidated Financial Statements.


EN2GO INTERNATIONAL INC. AND SUBSIDIARY
(a development stage company)
Consolidated Statements of Operations
(Unaudited)

								From Inception
								  On Jan 31,
		     For the 3 Months       For the 6 Months     2007 through
		      ended Feb 28,	     ended Feb 28,          Feb 28,
		     2010	 2009       2010        2009         2010

REVENUES        $        -  $        -  $       -  $        -   $         -

COST OF GOODS SOLD       -           -          -           -             -
		   _________________________________________________________
GROSS PROFIT             -           -          -           -             -

OPERATING EXPENSES
General and
administrative
expenses            278,004     965,355    500,231   1,548,434     3,595,278
Stock issued
for services             -       87,356         -      159,791     1,762,617
Non-Cash
Compensation             -           -          -           -      3,515,447
Salaries, wages
and consulting        9,724      20,930     14,394      36,750     2,511,137
		  __________________________________________________________
Total operating
expenses            287,728   1,073,641    514,625   1,744,975    11,384,479
		  __________________________________________________________
LOSS FROM
OPERATIONS         (287,728) (1,073,641)  (514,625) (1,744,975)  (11,384,479)

OTHER INCOME
(EXPENSE):
 Other income            -           50         -        5,649        29,820
 Interest expense   (12,375)   (143,084)   (24,750)   (219,484)     (180,722)
 Interest expense
 on amortization of
 discount notes      (8,750)         -  (1,178,920)         -     (1,599,295)
		  __________________________________________________________
Total other
income (expense)    (21,125)   (143,034)(1,203,670)   (213,835)   (1,750,197)

LOSS BEFORE
PROVISION FOR
INCOME TAXES       (308,853) (1,216,675)(1,718,295) (1,958,810)  (13,134,676)

Provision for
income taxes             -           -          -           -             -
                  __________________________________________________________

NET LOSS APPLICABLE
TO COMMON
STOCKHOLDERS   $   (308,853) (1,216,675)(1,718,295) (1,958,810)  (13,134,676)

NET LOSS PER SHARE
OF COMMON STOCK-
Basic and
diluted        $      (0.01) $   (0.20) $   (0.08) $     (0.40)

WEIGHTED AVERAGE
SHARES OUTSTANDING
-Basic and
diluted		 24,119,209   5,411,100  21,286,449   5,357,251





See Notes to Unaudited Consolidated Financial Statements.



EN2GO INTERNATIONAL INC. AND SUBSIDIARY
(a development stage company)
Consolidated Statements of Cash Flows
(Unaudited)

							   	Period from
							    	inception
							  	Jan 27, 2007
 			       	   For the 6 Months Ended         through
				          Feb 28,		   Feb 28,
			            2010	    2009	    2010

CASH FLOWS FROM OPERATING
ACTIVITIES:

Net loss                     $  (1,718,295)  $  (1,958,810)  $ (13,134,676)
Adjustments to reconcile
net loss to net cash used
in operating activities:
 Debt financing costs            1,178,920         159,791       1,901,096
 Depreciation expense               30,112          22,316         103,324
 Options, warrants and
 common stock issued for
 services rendered                      -          102,871       5,746,909
Changes in operating assets
and liabilities:
 Prepaid expense                                   (20,336)        (25,936)
 Accounts payable                  138,634         475,530       1,223,271
 Accrued expense                    24,750        (136,926)         60,586
 Due to related party              142,100              -          416,598
				__________________________________________
Net cash used in
operating activities              (203,779)     (1,056,414)     (3,708,828)
				__________________________________________

CASH FLOWS FROM INVESTING
ACTIVITIES:

 Purchase of property
 and equipment                         151         (85,431)       (182,350)
 Software development             (141,500)             -       (1,109,417)
				__________________________________________
Net cash used in investing
activities                        (141,349)        (85,431)     (1,291,767)
				__________________________________________

CASH FLOWS FROM FINANCING
ACTIVITIES:

 Proceeds from issuance
 of notes payable                      -        1,300,000       2,500,000
 Repayment of notes payable            -          (55,000)       (500,000)
 Proceeds from issuance of
 common stock, net of
 offering costs                   350,000         150,000       3,008,599
				__________________________________________
Net cash provided by
financing activities               350,000       1,395,000       5,008,599
				__________________________________________

NET (DECREASE) INCREASE IN CASH     4,872         253,155           8,004
CASH Beginning of period            3,132           9,074              -
				__________________________________________
CASH End of period           $      8,004   $     262,229   $       8,004
               			__________________________________________


SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:

Cash paid during the period for:
 Interest                    $          -    $          -    $          -
 Income taxes                           -               -               -





See Notes to Unaudited Consolidated Financial Statements.



Supplemental Schedule of Noncash Investing and Financing
Activities:

In August 2008, we entered into a promissory note with NSC Investments Ltd. ("NSC") for a sum of $250,000. Under this promissory note, interest is to be prepaid at the commencement of each quarter by us issuing 1,600 shares of our common stock.
The unpaid principal balance of the promissory note was originally due and payable in full on the sale of any assets of the Company or November 1, 2008. Further consideration for the loan shall consist of 15,000 shares of our common stock at the funding, 5,000 shares of our common stock at the beginning of the next month, and 10,000 shares at the beginning of the next month. This promissory note was extended until February 1, 2009. We agreed to pay 3,900 shares of our common stock as interest and an additional issuance of 10,000 shares of our common stock in lieu of the extension of the note. The promissory note was further extended to May 1, 2009 and we agreed to issue 3,000 shares of our common stock as interest and additional issuance of 20,040 shares of our common stock for additional compensation. The remaining $100,000 plus accrued interest shall be convertible at NSC's option at $2.00 per share on or before May 1, 2010.

In October 2008, we entered into an agreement with Euro Trend Trader, Inc. ("ETT") to provide investor relations and public relations. We agreed to pay ETT $5,000 start up fees and $3,000 per month thereafter. Additionally, we paid ETT 20,000 shares of our common stock for coverage of the Company by a registered market maker and 10,000 shares related to investor relations.

During the year ended August 31, 2009, we issued an aggregate of $1,750,000 in Convertible Debentures. At the holder's sole discretion, the holder was entitled to convert the Debenture, in whole or in part into common shares of the Company at a conversion price of $0.10 per share. As additional compensation, in conjunction with the issuance of the Debentures, the Company issued 17,500,000 share purchase warrant certificates with each warrant exercisable into one common share at $0.15 per share for a period of three years commencing from the date of the issuance of the warrant certificate. On September 25, 2009 all of the $1,750,000 of debentures were converted into 17,500,000 common shares and 17,500,000 share purchase warrants exercisable at $0.15 per share remained outstanding.

On November 9, 2009, we issued 32,000 common shares to Weintraub
Genshlea Chediak in lieu of outstanding legal services provided to the Company. The shares were valued at $11,200 based on the fair market value of the stock on the date that the shares were issued.

On January 20, 2010 we issued 170,000 common shares to Howard Family Trust in lieu of outstanding rent, property taxes and insurance. The shares were valued at $85,000 reflective of the fair market value of the stock on the date the shares were issued.







See Notes to Unaudited Consolidated Financial Statements




EN2GO INTERNATIONAL, INC. AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
(UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The accompanying consolidated financial statements represent the accounts of En2Go International, Inc. ("Parent"), incorporated in the State of Nevada on August 23, 2002 (formerly Medusa Style Corporation) and En2Go, Inc. ("Subsidiary"), incorporated in the State of Nevada on January 31, 2007, collectively ("the Company").

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

We are a start-up company that plans to become a full service entertainment and technology company that will create and develop a variety of media and entertainment related programs and applications including cutting edge media delivery software, Internet video applications and high-end, innovative desktop applications. In addition to programming progress, we are currently attempting to establish a technical infrastructure, which we call "En2ools." En2ools is an ever-expanding library of code modules and techniques designed for the rapid production or modification of software. En2ools is the foundation that enables the software applications to be fast, efficient, reliable, and user-friendly. Our primary software application is called Flyxo, which is an application that delivers high-quality video to a user's computer desktop. Flyxo is designed to watch movies online and can eliminate the user's frustration of long download times or waiting for buffering. It is a global Internet broadcast platform that can facilitate online television channels, movie channels, radio stations, online gaming, slide shows, 3-D objects, high-resolution graphics, interactive advertising, social media and more.

We will also offer the Channel Builder making it simple for individuals or organizations to create their own high-quality Internet media channels. Once the clients' videos or other media is uploaded, using drag and drop functionality, the clients can create their own global HD Internet broadcast channel in a matter of minutes. This simplicity and convenience combined with the ability to distribute high-quality media to a worldwide audience opens a wide range of possibilities in terms of potential clients. Other software applications include eMaculate; a search engine that is designed to search, download and share digital images on the Web at very high speeds, VideoBlox; a custom media player that is specifically designed for the entertainment industry. It plays numerous file formats including mp4, mp3, Quicktime and Windows Media. It is designed so that the artist will be able to use their own branded player to distribute their music videos and keep in constant contact with their fans. Another unique aspect of this media player is the ability to provide a customized look and feel to its interface. Kandictionary is a downloadable personalized dictionary and translator and the En2go jukebox is a custom stand-alone media player designed to play music from social networking sites. After downloading the media player, a user does not have to be on an artist's page to hear the artist's music. A user can add favorite songs to the media player and listen to the artist's music while doing other things or visiting other sites. Furthermore, the user can create a custom playlist by adding songs to the player from different artists.

Basis of Presentation and Going Concern Uncertainty

Our consolidated financial statements have been prepared assuming that we will continue as a going concern. However, we have sustained losses and as of February 28, 2010, we have no business operations and have a net working capital deficiency and a negative cash flow from operations.
These conditions, among others, give rise to substantial doubt about our ability to continue as a going concern. Management is continuing to seek additional equity capital. Until such time, we anticipate our working capital needs will be funded with proceeds from equity and debt financing. Management believes these steps will provide us with adequate funds to sustain our continued existence. There is, however, no assurance that the steps taken by management will meet all of our needs or that we will continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Development Stage Activities

Since inception the Company has not yet generated significant revenues and has been defining its business operations and raising capital. All of our operating results and cash flows reported in the accompanying consolidated financial statements from January 31, 2007 through February 28, 2010 are considered to be those related to development stage activities and represent the cumulative from inception amounts from our development stage activities required to be reported pursuant to the Accounting Standards Codification ("ASC") topic 915, "Development Stage Entities"(formerly SFAS No. 7, "Development Stage Enterprises").

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

Consolidation

The consolidated financial statements include the accounts of Parent and Parent's wholly-owned Subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

Fiscal year end

The Company's fiscal year end is August 31.

Cash Concentration and Cash Equivalents

We consider all short-term securities purchased with a maturity of three months or less to be cash equivalents. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. Management does not believe the Company is exposed to significant credit risk. Management, as well, does not believe the Company is exposed to significant interest rate and foreign currency fluctuation risks during the period presented in these consolidated financial statements. As of February 28, 2010, there are no amounts that exceed the federally insured limits.

Property and Equipment

Property and equipment are stated as cost less accumulated depreciation. Depreciation is provided on a straight line basis over the estimated useful lives of the assets from one to five years. Maintenance and repairs are charged to expense as incurred and major improvements are capitalized. Gains or losses on sales or retirements are recognized in income.

Revenue Recognition

Through the period from inception through February 28, 2010, the Company had not yet generated any revenues. However, the Company plans to recognize its revenue according to the provisions of ASC topic 605, "Revenue Recognition" (formerly Staff Accounting Bulletin 104), which takes into account the completion of the transaction, delivery of the product, a final fixed or determinable price, and that collectability is reasonably assured.

Loss per Share

The Company computes loss per share in accordance with ASC topic 260, "Earnings Per Share" (formerly SFAS No. 128, "Earnings per Share"), which requires the Company to present basic and dilutive loss per share when the effect is dilutive.



Impairment of Long-Lived Assets

The Company has adopted the provisions of ASC topic 360, "Property, Plant and Equipment" (formerly SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets to be Disposed of"). ASC topic 360 establishes procedures for review of recoverability, and measurement of impairment whenever events of changes in circumstances indicated that the carrying amount of long-lived assets may not be recoverable. ASC topic 360 also requires that long-lived assets to be disposed of other than by sale shall continue to be classified as held and used until disposal. Further, ASC topic 360 specifies the criteria for classifying long-lived assets as "held for sale" and requires that long-lived assets to be disposed of by sale be reported at the lower of carrying amount or fair value less estimated selling costs. Management believes that there has not been any impairment of the Company's long-lived assets at February 28, 2010 and 2009.

Advertising Costs

Advertising costs are charged to operations in the period incurred. During the years ended February 28, 2010 and 2009, the Company incurred $5,000 and $1,356 in advertising costs, respectively.

Fair Value of Financial Instruments

On January 1, 2008, the Company adopted ASC topic 820, "Fair Value Measurements and Disclosures" (formerly SFAS No. 157, "Fair Value Measurements"). ASC topic 820 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

-  Level 1 inputs to the valuation methodology are quoted prices
(unadjusted) for identical assets or liabilities in active markets.

- Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

- Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

The fair value of the Company's cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate carrying value based on their effective interest rates compared to current market prices.

The Company's financial instruments consist of cash, receivables, payables, and notes payable. The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of these items. The carrying amount of the notes payable approximates fair value as the individual borrowings bear interest at market interest rates.

Income Taxes

We account for income taxes in accordance with ASC topic 740, "Income Taxes" (formerly SFAS 109 and FIN48). Under this standard, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when we cannot make the determination that it is more likely than not that some portion or all of the related tax asset will be realized.

Stock-Based Compensation

In December 2004, the FASB issued ASC topic 718, "Compensation - Stock Compensation" (formerly SFAS No. 123R," Share-Based Payment", amending SFAS No. 123) to require companies to record as expense the fair value of equity-based compensation, including stock options and warrants, over the applicable vesting period. ASC topic 718 also requires more extensive disclosures concerning stock options than required under previous standards. The new standard applies to option grants made after adoption, as well as options that have not vested at the date of adoption.




Software Development Costs
We capitalize software development costs in accordance with generally accepted accounting principles, under which certain software development costs incurred subsequent to the establishment of technological feasibility, may be capitalized before the product is available for general release to customers, in accordance with ASC topic 985-20, "Costs
of Software to Be Sold, Leased Or Marketed" (formerly SFAS 86).   We
determine technological feasibility to be established upon completion of
(1) a detailed program design, (2) completion of working model. Capitalized software development costs consist of costs for internally developed software to be sold publicly upon completion of development. Capitalized costs consist primarily of direct salaries and the cost of specific external consultants, where such costs qualify for capitalization under generally accepted accounting principles. Amortization shall not start until the product is available for general release to customers. On an annual basis, the Company will determine whether or not there has been impairment in value of the intangible assists and if necessary, records impairment charged to write down the assts to their estimated fair value.

Comparative Financial Statements

Certain amounts in the comparative financial statements have been reclassified from financial statements previously presented to conform to the 2010 consolidated financial statements.

Recently Issued Accounting Pronouncements

In March 2008, the Company adopted ASC topic 815, "Derivatives and Hedging" (formerly SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities", which amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities"), and expands disclosures to include information about the fair value of derivatives, related credit risks and a company's strategies and objectives for using derivatives. ASC topic 815 is effective for fiscal periods beginning on or after November 15, 2008. Based on current conditions, we do not expect the adoption of ASC topic 815 to have a significant impact on our results of operations or financial position.

In April 2008, the Company adopted ASC topic 350-30, "Intangibles Other Than Goodwill" (formerly FSP 142-3, "Determination of the Useful Life of Intangible Assets"). ASC topic 350-30 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC topic 350 - Goodwill (formerly SFAS No. 142, "Goodwill and Other Intangible Assets"). ASC topic 350-30 is effective for fiscal years beginning after December 15, 2008. We do not expect ASC topic 350-30 to have a significant impact on our results of operations or financial position.

In June 2008, the Company adopted ASC topic 260, "Earnings Per Share" (formerly FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities"). ASC topic 260 clarifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. ASC topic 260 is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact of ASC topic 260 on our financial position and results of operations.

In June 2008, the Company adopted ASC topic 815-40, "Contracts In Entity's Own Equity" (formerly EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock"). ASC topic 815-40 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. ASC topic 815-40 is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact of ASC topic 815-40 on our financial position and results of operations.

In June 2008, the FASB ratified ASC topic 840, "Leases" (formerly EITF Issue No. 08-3, "Accounting for Lessees for Maintenance Deposits Under Lease Arrangements"). ASC topic 840 provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. ASC topic 840 is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact of ASC topic 840 on our financial position and results of operations.

In October 2008, the Company adopted ASC topic 820, "Fair Value Measurement When the Markets Are Not Active" (formerly FSP FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active"), which addresses the application of ASC topic 820 - Fair Value Measurements (formerly SFAS No.157 for illiquid financial instruments). ASC topic 820 clarifies that approaches to determining fair value other than the market approach may be appropriate when the market for a financial asset is not active. The Company does not expect the adoption of ASC topic 820 to have a material effect on the Company's financial statements.



In April 2009, the Company adopted ASC topic 825, "Financial Instruments" (formerly FASB Staff Position ("FSP") SFAS No. 107-1) and ASC topic 270, "Interim Reporting" (formerly Accounting Principles Board ("APB") Opinion No. 28-1 ("APB No. 28-1"), "Interim Disclosures about Fair Value of Financial Instruments", which amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments"), and requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. ASC topic 825 and ASC topic 270 also amends APB Opinion No. 28, "Interim Financial Reporting", (codified as ASC topic 270) to require those disclosures in summarized financial information for interim reporting periods. ASC topic 825 and ASC topic 270 is effective for interim reporting periods ending after June 15, 2009. The Company is in the process of evaluating the impact of ASC topic 825 and ASC topic 270 on our financial position and results of operations.

In June 2009, the Company adopted ASC topic 860-20, "Sale of Financial Assets" (formerly SFAS 166, "Accounting for Transfers of Financial Assets
- an Amendment of FASB Statement No. 140"). ASC topic 860-20 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor's interest in transferred financial assets. ASC topic 860-20 will be effective January 1, 2010. The adoption of this pronouncement is not expected to have a material impact on the Company's consolidated financial position and results of consolidated operations.

In June 2009, the Company adopted ASC topic 810, "Consolidation" (formerly SFAS 167, "Amendments to FASB Interpretation No. 46(R)" (SFAS 167)). ASC topic 810 eliminates Interpretation 46(R)'s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. ASC topic 810 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity's status as a variable interest entity, a company's power over a variable interest entity, or a company's obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying Interpretation 46(R)'s provisions. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. ASC topic 810 will be effective January 1, 2010. The adoption of this pronouncement is not expected to have a material impact on the Company's financial position and results of operations.

In June 2009, the Company adopted ASC topic 105, "Generally Accepted Accounting Principals" (formerly SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles"). ASC topic 105 will become the single source of authoritative nongovernmental U.S. generally accepted accounting
principles   ("GAAP"),superseding  existing FASB,  American  Institute of
Certified Public Accountants("AICPA"), EITF, and related accounting literature. ASC topic 105 reorganizes the thousand of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. ASC topic 105 will be effective for financial statements issued for reporting periods that end after September 15, 2009. The Company began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the Company's quarterly report of Form 10-Q for the period ending November 30, 2009. As the codification was not intended to change or alter existing U.S. GAAP, it will not have any impact on our financial position, results of operations and cash flows.

In September 2009, the Emerging Issues Task Force ("EITF") reached final consensus on a new revenue recognition standard; ASC topic 605-25, "Revenue Recognition-Multiple Element Arrangements" (formerly EITF Issue No. 08-1, "Revenue Arrangements with Multiple Deliverable"). ASC topic 605-25 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how the arrangement consideration should be allocated among the separate units of accounting. This Issue is effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements. In addition, early adoption is permitted. The Company is currently evaluating the potential impact of ASC topic 605-25 on its financial position and results of operations.

In September 2009, the Company adopted a new accounting standard, as codified in ASC topic 985-605, "Software Revenue Recognition" (formerly EITF 09-3, "Applicability of AICPA Statement of Position 97-2 to Certain Arrangements That Contain Software Elements"). ASC topic 985-605 amends the scope of AICPA Statement of Position 97-2, Software Revenue Recognition to exclude tangible products that include software and non-
software components   that  function   together  to  deliver  the
product's   essential functionality.  This Issue shall be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Earlier application is permitted as of the beginning of a company's fiscal year provided the company has not previously issued financial statements for any period within that year. An entity shall not elect early application of this Issue unless it also elects early application of ASC topic 605-25 (formerly EITF 08-1). The Company is currently evaluating the potential impact of ASC topic 985-605 on its financial position and results of operations.



In January 2010, the FASB issued Accounting Standards Update ("ASU")
No. 2010-06, which requires additional fair value disclosures. This guidance requires reporting entities to disclose transfers in and out of Levels 1 and 2 and requires gross presentation of purchases, sales, issuances and settlements in the Level 3 reconciliation of the three-tier fair value hierarchy. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements related to Level 3 activity. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The guidance on transfers between Levels 1 and 2 is effective for the Company as of its second fiscal quarter ended February 28, 2010. The guidance on Level 3 activity is effective for the Company's fiscal year beginning September 1, 2011. The Company is currently evaluating the impact the adoption will have on its financial position and results of operations.

In February 2010, the FASB issued Accounting Standards Update ("ASU")
No. 2010-09 regarding subsequent events disclosure. This guidance updates ASC topic 855, "Subsequent Events" (formerly SFAS No. 165, "Subsequent Events") and clarifies that an entity that is a Securities and Exchange Commission filer is not required to disclose the date through which subsequent events have been evaluated. This guidance was effective upon issuance, and the Company adopted the provisions effective with the preparation of its condensed consolidated financial statements for the six months ended February 28, 2010.


Convertible Debt, Note Discounts and Beneficial Conversion Features

The convertible debentures were issued in accordance with ASC topic 470-20, "Debt With Conversion and Other Options" (formerly EITF 98-5 - "Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable"), we calculated the value of the beneficial conversion feature embedded in the Convertible Notes. In accordance with ASC topic 470-20, convertible notes are split into two components: a debt component and a component representing the embedded derivatives in the debt. The debt component represents the Company's liability for future interest coupon payments and the redemption amount. The embedded derivatives represent the value of the option that debtholders have to convert into ordinary shares of the Company. The debt component of the convertible note is measured at amortized cost and therefore increases as the present value of the interest coupon payments and redemption amount increases, with a corresponding charge to finance cost - other than interest. The debt component decreases by the cash interest coupon payments made. The embedded derivatives are measured at fair value at each balance sheet date, and the change in the fair value is recognized in the income statement.

NOTE 3 - PROPERTY AND EQUIPMENT

      Property and Equipment consists of the following:

					February 28	August 31
					   2010           2009

Computer Equipment                    $    26,171   $     23,897
Other Equipment			          156,179        158,604
					________________________
Total                                     182,350        182,501

Accumulated Depreciation                 (103,324)       (73,212)
					_______________________

Total Property and Equipment (net)    $    79,025   $    109,289

Depreciation expense was $30,112 and $22,316 for the quarters ended February 28, 2010 and 2009.


NOTE 4 - SOFTWARE DEVELOPMENT COSTS
Software development costs comprise of costs for internally developed production software to be sold publicly upon completion of development. Capitalized software development costs, amounted to $141,500 and $0 at February 28, 2010 and 2009, respectively. These costs were not amortized since the product is not available for general release to customers. Revenue generating activities have not yet commenced.

NOTE 5 - RELATED PARTY TRANSACTIONS

As at February 28, 2010, a Director of the Company is owed $416,598 ($0
- February 28, 2009) for cash advanced to the Company. No arrangement has been made for repayment of the loan and none have been made by the Company as of February 28, 2010. The advance is non-interest bearing and due upon demand. There are no other related party transactions.

NOTE 6 - NOTES PAYABLE

					     February 28   August 31
						2010	     2009

The Company converted
$1,750,000 of Convertible
Debentures into 17,500,000
common shares at $0.10 per
share during the six month
period ended February 28,
2010 and issued notes
payable of $1,750,000 for
August 31, 2009.    			  $   350,000  $   2,100,000

Discount on note payable net
of amortization                                (5,833)    (1,184,754)
					     _______________________

Total                                     $   344,167  $     915,246
					     _______________________


Interest expense for the six months ended February 28, 2010 and 2009 was $24,750 and $219,484 respectively.

In August 2008, we entered into a promissory note with NSC Investments Ltd. ("NSC") for a sum of $250,000. Under this promissory note, interest is to be prepaid at the commencement of each quarter by us issuing 1,600 shares of our common stock.
The unpaid principal balance of the promissory note was originally due and payable in full on the sale of any assets of the Company or November 1, 2008. Further consideration for the loan shall consist of 15,000 shares of our common stock at the funding, 5,000 shares of our common stock at the beginning of the next month, and 10,000 shares at the beginning of the next month. This promissory note was extended until February 1, 2009. We agreed to pay 3,900 shares of our common stock as interest and additional issuance of 10,000 shares of our common stock for additional compensation.

The promissory note was further extended to May 1, 2009 and we agreed to make payments on the principal of $50,000 by February 15, 2009; repay a further $100,000 by May 1, 2009; issue 3,000 shares of our common stock as interest and additional issuance of 20,040 shares of our common stock for additional compensation. All the terms of the amended agreement have been complied with. The remaining $100,000 plus accrued interest is convertible at NSC's option at $2.00 per share on or before May 1, 2010. Pursuant to EITF 06-6, the modification of the Note agreement was not treated as an extinguishment but rather reduced the carrying amount of the debt through an adjustment to the note discounts, with a corresponding increase in APIC.




On January 15, 2009 we entered into an agreement with Genovese whereby Genovese and/or his affiliates (collectively "Genovese") advanced to the Company $250,000 for a convertible debenture ("Debenture") for the aggregate principle amount of $250,000. The Debenture was non-interest bearing and had a maturity date of December 5, 2010. At the holder's sole discretion, the holder may elect to convert the Debenture, in whole or in part into common shares of the Company at a conversion price of $0.10 per share. As additional compensation, Genovese was issued a share purchase warrant certificate for 2,500,000 warrants with each warrant exercisable into one common share at $0.15 per share for a period of three years commencing from the date of the issuance of the warrant certificate. The Company and Genovese further agreed to establish five (5) mutually agreed upon milestones to be attained no later than September 2009 with each milestone generally occurring approximately every forty five (45) days. In conjunction with the attainment of each individual milestone, Genovese agreed to advance to the Company an additional $250,000. In connection with each $250,000 advance, Genovese was issued an additional $250,000 Convertible Debenture. The Debenture was non interest bearing and had a maturity date of two years from the date of issuance of each subsequent debenture ("Subsequent Debentures").

The convertible debentures were issued in accordance with ASC topic 470-20, "Debt With Conversion and Other Options" (formerly EITF 98-5 - "Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable"), we calculated the value of the beneficial conversion feature embedded in the Convertible Notes. In accordance with ASC topic 470-20, convertible notes are split into two components: a debt component and a component representing the embedded derivatives in the debt. The debt component represents the Company's liability for future interest coupon payments and the redemption amount. The embedded derivatives represent the value of the option that debtholders have to convert into ordinary shares of the Company. The debt component of the convertible note is measured at amortized cost and therefore increases as the present value of the interest coupon payments and redemption amount increases, with a corresponding charge to finance cost - other than interest. The debt component decreases by the cash interest coupon payments made. The embedded derivatives are measured at fair value at each balance sheet date, and the change in the fair value is recognized in the income statement.

At the Holders' sole discretion, the Holder may elect to convert the Subsequent Debentures, in whole or in part, at any time prior to maturity, into common shares of the Company at a conversion price of $0.10 per share. As additional compensation, Genovese was issued a share purchase warrant certificate for 2,500,000 warrants with each warrant exercisable into one common share at $0.15 per share for a period of three years commencing from the date of the issuance of the warrant certificate for each Subsequent Debenture issued. We further agreed that
(1) Genovese would be granted the right of first refusal/ right of participation in connection with any additional financing of the Company for two (2) years, (2) Genovese would be entitled to two board seats, (3) we would obtain directors and officers insurance, and (4) the parties would work together commencing December 2008 to address other matters. We offered the convertible notes and warrants in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to "accredited" investors under state securities
laws.   The Debenture was subsequently amended for an aggregate principle amount of $545,000.

Additional Debentures for $455,000, $250,000, and $50,000 and $195,000
were issued during the year ended August 31, 2009. In April 2009, the amount of convertible debentures available to be issued was increased by $255,000 for an aggregate of $1,750,000.
 As of August 31, 2009 a total of $1,750,000 had been issued as Debentures. The amount of the Debentures outstanding at August 31, 2009 was classified as "permanent equity" as capital in excess of par value and a corresponding amount was recorded as a discount against the note payable. This discount will be amortized over 24 months on a straight-line basis as interest expense. On September 25, 2009, all issued debentures were converted into 17,500,000 shares of common stock.

In April 2009, we entered into a loan agreement with Janst Limited for $250,000. The loan bears interest at 15% per annum and matures on May 1, 2010 (the "Maturity Date"). The principal and accrued interest is convertible into common stock at the conversion rate of $0.35 per share. From November 1, 2009 to Maturity Date, should the average closing prices for the five trading days ending on the day prior to the conversion notice not exceed $0.35 the conversion rate shall be 80% of the average closing prices for the five trading days ending on the day prior to the conversion notice.

NOTE 7 - COMMON STOCK

The Company has authorized 90,000,000 shares of common stock with a par value of $.00001. At February 28, 2010 and 2009, the Company had
24,215,542 and 5,423,500 shares of common stock issued and outstanding, respectively.

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



On October 31, 2007 the Board of Directors approved the issuance of a private placement memorandum for 135,000 shares of common stock at $10.00 per share. On January 22, 2008, we completed a private placement of 135,000 shares of our common stock at a purchase price of $10.00 per share to persons who were not "U.S. Persons" within the meaning of Regulation S ("Regulation S") promulgated under the Securities Act of 1933, as amended (the "Securities Act"). Also, stock offering costs of $91,401 have been recorded against capital in excess of par value.

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

On January 22, 2008, the Company completed a private placement of 135,000 shares of its common stock at a purchase price of $10.00 per share to persons who were not "U.S. Persons" within the meaning of Regulation S ("Regulation S") promulgated under the Securities Act of 1933, as amended (the "Securities Act"). The Company received gross proceeds from the placement of $1,350,000 and net proceeds of approximately $1,258,600 after deducting $30,000 in placement fees paid to registered investment dealers in Canada and other offering costs. The foregoing sales of common stock were made in reliance on the exemption from registration provided by Regulation S. Each of the purchasers signed a subscription agreement containing the representations required by Regulation S and the certificates for the shares will be stamped with restricted stock legends indicating the shares have not been registered under the Securities Act, have been issued in reliance on the exemption from registration provided by Regulation S, and may not be reoffered or sold except in accordance with the provisions of Regulation S, pursuant to registration under the Securities Act or an available exemption from registration under the Securities Act.

In August 2008, we entered into a promissory note with NSC Investments Ltd. ("NSC") for a sum of $250,000. Under this promissory note, interest is to be prepaid at the commencement of each quarter by us issuing 1,600 shares of our common stock.
The unpaid principal balance of the promissory note is due and payable in full on the sale of any assets of the Company or November 1, 2008. Further consideration for the loan shall consist of 15,000 shares of our common stock at the funding, 5,000 shares of our common stock at the beginning of the next month, and 10,000 shares at the beginning of the next month. This promissory note was extended until February 1, 2009. We agreed to pay 3,900 shares of our common stock as interest and an additional issuance of 10,000 shares of our common stock in lieu of the extension of the note. The promissory note was further extended to May 1, 2009 and we agreed to issue 3,000 shares of our common stock as interest and additional issuance of 20,040 shares of our common stock for additional compensation. The remaining $100,000 plus accrued interest shall be convertible at NSC's option at $2.00 per share on or before May 1, 2010.

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

In September 2008, we entered into a subscription agreement with Richard Genovese and/or his affiliates (collectively "Genovese") whereby Genovese purchased 100,000 shares or our common stock and 100,000 warrants with an exercise price of $1.50 for $150,000.

In October 2008, we entered into an agreement with Euro Trend Trader, Inc. ("ETT") to provide investor relations and public relations. We agreed to pay ETT $5,000 start up fees and $3,000 per month thereafter. Additionally, we paid ETT 20,000 shares of our common stock for coverage of the Company by a registered market maker and an additional 10,000 for investor relations services.

In November 2008, we borrowed $5,000 from a consultant to the Company which was payable by December 6, 2008. The lender was to receive 200 shares of our common stock per month as interest and an additional consideration of 25,000 warrants with an exercise price of $0.25. In February 2009 we repaid the principal and interest in full and did not issue any shares or warrants.



In November 2008 we issued 5,000 shares of our common stock to Howard Family Trust as a bonus in consideration of the Company's failure to pay rent on a timely basis. The shares were valued at $14,000 based on the fair market value of the stock on the date the shares were issued.

In May 2009, we entered into a subscription agreement with Robert Kolson; whereby Mr. Kolson purchased 75,000 shares of our common stock and 37,500 warrants with an exercise price of $3.00 for $150,000.

On September 15, 2009, the Company completed a reverse stock split on a 1:10 basis, whereby each shareholder holds one new share for every ten shares previously issued. The Company's share transactions disclosed in the financial statements have been restated retroactively to reflect the reverse stock split for all periods presented.

During the year ended August 31, 2009, the Company issued an aggregate of $1,750,000 in Convertible Debentures. At the holder's sole discretion, the holder was entitled to convert the Debenture, in whole or in part into common shares of the Company at a conversion price of $0.10 per share. As additional compensation, in conjunction with the issuance of the Debentures, the Company issued 17,500,000 share purchase warrant certificates with each warrant exercisable into one common share at $0.15 per share for a period of three years commencing from the date of the issuance of the warrant certificate. On September 25, 2009 all of the $1,750,000 of debentures were converted into 17,500,000 common shares and 17,500,000 share purchase warrants exercisable at $0.15 per share remained outstanding.

On October 30, 2009 we entered into a subscription agreement with Janspec Holdings Limited ("Janspec"); whereby Janspec purchased 428,572 common shares and 428,572 warrants with an exercise price of $0.60 for $150,000.

On November 7, 2009 we entered into a subscription agreement with Peninsula Merchant Syndications Corp. ("Peninsula") where Peninsula purchased 285,715 shares of our common stock and 285,715 warrants with an exercise price of $0.60 for $100,000.

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

On January 20, 2010 we issued 170,000 common shares to Howard Family Trust in lieu of outstanding rent, property taxes and insurance. The shares were valued at $85,000 reflective of the fair market value of the stock on the date the shares were issued.


NOTE 8 - OPTIONS AND WARRANTS

Stock Options

During November 2007 the Board of Directors of the Company adopted and the stockholders at that time approved the 2007 Stock Plan ("the
Plan"). The Plan provides both for the direct award or sale of shares and for the granting of options to purchase shares. Options granted under the plan may include qualified and non-qualified stock options. The aggregate number of shares that may be issued under the plan shall not exceed 750,000 shares of common stock, and are issuable to directors, officers, and employees of the Company. Awards under the plan will be granted as determined by Committees of the Board of Directors or by the Board of Directors. The options will expire after 10 years or 5 years if the option holder owns at least 10% of the common stock of the Company. The exercise price of a non-qualified option must be at least 85% of the market price on the date of issue. The exercise price of a qualified option must be at least equal to the market price or 110% of the market price on the date of issue if the option holder owns at least 10% of the common stock of the Company.

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



The estimated value of the compensatory common stock purchase options granted to non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions: expected term of 10 years, a risk free interest rate of 3.97% to 4.40%, a dividend yield of 0% and volatility of 136.94% to 147.95%. During the six month period ended February 28, 2010 and 2009, the amount of the expense charged to operations for compensatory options granted in exchange for services was $96,200 and $60,870 respectively.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees and non-employees of the Company. These options were granted in lieu of cash compensation for services performed.

			             Shares       Weighted Average
						   Exercise Price
				_________________________________
Outstanding, beginning of
the year ended August 31,
2007                                     -                 -

Granted                             230,000             $9.70

Expired / Cancelled                      -                 -

Exercised                                -                 -
				_________________________________
Outstanding, end of the
year ended August 31, 2008          230,000             $9.70
				_________________________________
Exercisable at August 31,
2008                                230,000             $9.70

Granted                              15,000             $7.10

Expired/Cancelled                        -                 -

Exercised                                -                 -
				_________________________________
Outstanding, end of the
year ended
 August 31, 2009                    245,000             $9.50
				_________________________________


Exercisable at August 31,
2009				    245,000             $9.50

Granted                                  -                 -

Expired/Cancelled                        -                 -

Exercised                                -                 -
				_________________________________
Outstanding, end of the
period ended
February 28, 2010                   245,000             $9.50
				_________________________________
Exercisable at February
28, 2010			    245,000             $9.50



The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company. These options were granted in lieu of cash compensation for services performed or financing expenses. The number of options stated in the table below are retroactively restated due to the reverse stock split.

	Options Outstanding            Options Exercisable
    _________________________   ____________________________________________

 				     Weighted
		        Number        Average			   Weighted
		        shares     Contractual Life    Number  Average Exercise
Year   Exercise Price  outstanding   (Years)        Exercisable     Price
______________________________________________________________________________

2007   $  10.00         200,000       7.68           200,000    $   10.00

2008   $ 6.00 - 9.00     30,000       8.44	      30,000    $ 6.00 - 9.00

2008		7.10	 15,000       8.51            15,000             7.10

		      _________                     ________

Total                   245,000                      245,000
 		      _________                     ________



Stock Warrants

In September 2008, we entered into a subscription agreement with Richard Genovese and/or his affiliates (collectively "Genovese") whereby Genovese purchased 100,000 shares of our common stock and 100,000 warrants with an exercise price of $2.00 for $150,000.

In November 2008, we borrowed $5,000 from a consultant to the Company which was payable by December 6, 2008. The lender was to receive 200 shares of our common stock per month as interest and an additional consideration of 25,000 warrants with an exercise price of $0.25. In February 2009 we repaid the principal and interest in full and no shares or warrants were issued.

On January 15, 2009 we entered into an agreement with Genovese whereby Genovese and/or his affiliates (collectively "Genovese") advanced to the Company $250,000 for a convertible debenture ("Debenture") for the aggregate principle amount of $250,000. The Debenture was non-interest bearing and had a maturity date of December 5, 2010. At the holder's sole discretion, the holder may elect to convert the Debenture, in whole or in part into common shares of the Company at a conversion price of $0.10 per share. As additional compensation, Genovese was issued a share purchase warrant certificate for 2,500,000 warrants with each warrant exercisable into one common share at $0.15 per share for a period of three years commencing from the date of the issuance of the warrant certificate. The Company and Genovese further agreed to establish five
(5) mutually agreed upon milestones to be attained no later than September 2009 with each milestone generally occurring approximately every forty five (45) days. In conjunction with the attainment of each individual milestone, Genovese agreed to advance to the Company an additional $250,000. In connection with each $250,000 advance, Genovese was issued an additional $250,000 Convertible Debenture. The Debenture was non interest bearing and had a maturity date of two years from the date of issuance of each subsequent debenture ("Subsequent Debentures").

At the Holders' sole discretion, the Holder may elect to convert the Subsequent Debentures, in whole or in part, at any time prior to maturity, into common shares of the Company at a conversion price of $0.10 per share. As additional compensation, Genovese was issued a share purchase warrant certificate for 2,500,000 warrants with each warrant exercisable into one common share at $0.15 per share for a period of three years commencing from the date of the issuance of the warrant certificate for each Subsequent Debenture issued. We would further agreed that (1) Genovese would be granted the right of first refusal/ right of participation in connection with any additional financing of the Company for two (2) years, (2) Genovese would be entitled to two board seats, (3) we would obtain directors and officers insurance, and (4) the parties would work together commencing December 2008 to address other matters. We offered the convertible notes and warrants in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to "accredited" investors under state securities
laws.   The Debenture was subsequently amended for an aggregate principle amount of $545,000.

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

On October 30, 2009 we entered into a subscription agreement with Janspec Holdings Limited ("Janspec"); whereby Janspec purchased 428,572 common shares and 428,572 warrants with an exercise price of $0.60 for $150,000.

On November 7, 2009 we entered into a subscription agreement with Peninsula Merchant Syndications Corp. ("Peninsula") where Peninsula purchased 285,715 shares of our common stock and 285,715 warrants with an exercise price of $0.60 for $100,000.

On November 13, 2009 we entered into a subscription agreement with Robert Kolson; whereby Mr. Kolson purchased 285,715 shares of our common stock and 285,715 warrants with an exercise price of $0.60 for $100,000.

The Company has determined the estimated value of the compensatory warrants granted to non-employees in exchange for services and financing expenses using the Black-Scholes pricing model and the following assumptions: expected term of 1year, a risk free interest rate of 1.79%, a dividend yield of 0% and volatility of 193.92% in 2010.


					Warrants        Weighted Average
							Exercise Price
				     ___________________________________
Outstanding, beginning of
the year ended August 31,
2008                                         -                   -

Granted 			        100,000               $2.00

Expired / Cancelled                          -                   -

Exercised                                    -                   -
				     ___________________________________
Outstanding, end of the
year ended August 31, 2008              100,000               $2.00
  			             ___________________________________

Exercisable at August 31,
2008                                    100,000               $2.00

Granted                              17,500,000               $0.15

Expired/Cancelled                            -                   -

Exercised                                    -                   -

Granted                                  37,500               $3.00

Outstanding, end of the
period ended August
31, 2009                             17,637,500
				     ___________________________________
Exercisable at August 31,
2009                                 17,637,500

Granted                               1,000,002               $0.60

Expired/Cancelled                            -                   -

Exercised                                    -                   -
				     __________________________________

Outstanding, end of the
period ended February 28,
2010				     18,637,502               $0.60
				     __________________________________
Exercisable at February
28, 2010			     18,637,502		      $0.60



The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company.

			Warrants Outstanding       	 Warrants Exercisable
_____________________________________________________________________________
								     Weighted
			Number of  Weighted Average                  Average
	     Exercise   Warrants   Contractual Life      Number      Exercise
Year          Price   Outstanding     (Years)         Exercisable     Price
_____________________________________________________________________________

2008   $      2.00       100,000        3.66            100,000       2.00
2009          0.15   *10,000,000        1.92         10,000,000       0.15
2009          0.15    *2,500,000        1.97          2,500,000       0.15
2009          0.15      *500,000        2.00            500,000       0.15
2009          0.15    *1,700,000        2.15          1,700,000       0.15
2009          0.15      *150,000        2.17            150,000       0.15
2009          0.15       *50,000        2.18             50,000       0.15
2009          0.15       *50,000        2.21             50,000       0.15
2009          3.00        37,500        0.21             37,500       3.00
2009          0.15      *500,000        2.48            500,000       0.15
2009          0.15    *2,050,000        2.48          2,050,000       0.15
2009          0.60       428,572        1.67            428,572       0.60
2009          0.60       285,715        1.69            285,715       0.60
2009          0.60       285,715        1.71            285,715       0.60
____________________________________________________________________________
Total                 18,637,502                     18,637,502
____________________________________________________________________________


As at February 28, 2010 none of the Company's outstanding warrants have been exercised or cancelled.
* Pursuant to the terms of the debentures issued under the Genovese Agreement, the warrants contain an anti-dilusion provision that states it is specifically agreed that in the event that the Company shall reduce the number of outstanding shares of Common Stock by combining such shares into a smaller number of shares, then, in such case, the then applicable Exercise Price per Warrant Share purchasable pursuant to the Warrant Certificate in effect at the time of such action will not be changed.
NOTE 9 - EARNINGS PER SHARE

Basic Loss Per Share - The computation of basic and diluted loss per common share is based on the weighted average number of shares outstanding during each period.


						For the Six Months Ended
 						      February 28
 						  2010		  2009
					      __________________________
NET LOSS                                   $  (1,718,295) $  (1,958,810)
					      __________________________

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING                                   21,286,449      5,357,251

BASIC LOSS PER COMMON SHARE                $       (0.08) $       (0.40)



The following table sets forth common stock equivalents (potential common stock) for the periods ended February 28, 2010 and 2009 that are not included in the loss per share calculation above because their effect would be anti-dilutive for the periods indicated:


						For the Six Months
						Ended February 28,
						2010          2009
						__________________
Plan Stock Options                            245,000       245,000

Non-Plan Stock Options                             -             -

Warrants                                   18,637,502    12,600,000


NOTE 10 - COMMITMENTS AND CONTINGENCIES

We maintain an operating lease obligation to John D. Howard Family Limited Partnership to lease 9,678 square feet of office space at a rate of $19,536 per month. Our lease started on May 1, 2008 and ends on April 30, 2010. To fulfill our future commitment obligation to John D. Howard Partnership Family Trust, we are obligated to pay $39,072 for lease of our office space until April 30, 2010. Rent expense for the periods ended February 28, 2010 and 2009 was $108,072 and $117,216 respectively.

Future minimum lease payments on Operating leases are as follows:


Year                              $

2010                           39,072
2011                                0
2012                                0
2013                                0
2014                                0
			     ________
TOTAL                          39,072
			     ________

NOTE 11 - LEGAL PROCEEDINGS

Stride & Associates. We are a defendant in a suit filed September 2, 2009 by Stride & Associates, Inc. in the Superior Court of California, Los Angeles Superior Court-North Central District, for the amount of $19,500, plus interest, for services allegedly rendered by the plaintiff to the Company in connection with personnel placement. The plaintiff on February 9, 2010, filed an application for judgment in this case. We intend to settle this lawsuit.
Cypress Communications. On April 12, 2010, we were sued in the Superior Court of California, County of Los Angeles-Central District, by Jonathan Neil & Associates, Inc., for $206,151.77, plus interest, for telecommunications and internet services allegedly provided by the plaintiff's assignor, Cypress Communications, Inc. We intend to settle this lawsuit.

Powell Enterprises. Powell Enterprises, a consulting company, has notified the Company on April 15, 2010 of its claim that the Company owes this firm $212,480 of consulting fees. This company has not performed any services for the Company for a significant period of time, and the Company believes that Powell Enterprises has no basis whatsoever to seek any payment from the Company for the period after its services were terminated. If we determine that any amounts are owing to Powell Enterprises, we intend to discuss the claim and settle the matter.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion contains certain statements that constitute "forward-looking statements". Such statements appear in a number of places in this report, including, without limitation, "Management's Discussion and Analysis of Financial Condition or Plan of Operation." These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Our future results may differ materially from those currently anticipated depending on a variety of factors, including those described below under "Risks Related to Our Future Operations" and our filings with the Securities and Exchange Commission. The following should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto that appear elsewhere in this report and in conjunction with our 2009 annual report on Form 10-K.


EN2GO Overview


	We are a start-up company that plans to become a full service entertainment and technology company that will create and develop a variety of media and entertainment related programs and applications including cutting edge media delivery software, Internet video applications and high-end, innovative desktop applications. In addition to programming progress, we are currently attempting to establish a technical infrastructure, which we call "En2ools." En2ools is an ever-expanding library of code modules and techniques designed for the rapid production or modification of software. En2ools is the foundation that enables the software applications to be fast, efficient, reliable, and user-friendly. Our primary software application is called Flyxo, which is an application that delivers high-quality video to a user's computer desktop. Flyxo is designed to watch movies online and can eliminate the user's frustration of long download times or waiting for buffering. It is a global Internet broadcast platform that can facilitate online television channels, movie channels, radio stations, online gaming, slide shows, 3-D objects, high-resolution graphics, interactive advertising, social media and more.

We will also offer the Channel Builder making it simple for individuals or organizations to create their own high-quality Internet media channels. Once the clients' videos or other media is uploaded, using drag and drop functionality, the clients can create their own global HD Internet broadcast channel in a matter of minutes. This simplicity and convenience combined with the ability to distribute high-quality media to a worldwide audience opens a wide range of possibilities in terms of potential clients. Other software applications include eMaculate; a search engine that is designed to search, download and share digital images on the Web at very high speeds, VideoBlox; a custom media player that is specifically designed for the entertainment industry. It plays numerous file formats including mp4, mp3, Quicktime and Windows Media. It is designed so that the artist will be able to use their own branded player to distribute their music videos and keep in constant contact with their fans. Another unique aspect of this media player is the ability to provide a customized look and feel to its interface. Kandictionary is a downloadable personalized dictionary and translator and the En2go jukebox is a custom stand-alone media player designed to play music from social networking sites. After downloading the media player, a user does not have to be on an artist's page to hear the artist's music. A user can add favorite songs to the media player and listen to the artist's music while doing other things or visiting other sites. Furthermore, the user can create a custom playlist by adding songs to the player from different artists.

Management Change

Effective March 27, 2010, Robert Rosner was appointed to serve as our interim President, Chief Executive Officer and Chief Financial Officer. Paul Fishkin has resigned as President, Chief Financial Officer and Chairman of the Board of Directors. Mr. Fishkin will continue to serve as a member of the Board of Directors.

New management is reviewing the practices of former management in their operation of the Company's business, and is also conducting a review of the Company's current operations with a view to determine how these operations should be directed in the development of our media and entertainment related programs and applications.




Product Development

	En2go has advanced its flagship software and is near-ready to take it to the market place. En2go was able to improve its technology to better support its core business model, modify the company's operational structure, and gain a pipeline of prospects in various stages of evolution. In the technology department, the company implemented a new Engagement Tracking System complete with geoLocation and geoBlocking features, reporting and analytics, and a custom payment solution has been designed and is well under way. Additionally, new GUI models and menu layouts have been added along with core animation, quartz integration, live streaming capability, back-end reporting, an interactive scrolling advertising ticker, a channel builder and much more.

Critical Accounting Policies and Estimates

	Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR60") issued by the SEC, suggests that companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to the Company's financial condition and results of operations, and requires significant judgment and estimates on the part of management in its application. For a summary of the Company's significant accounting policies, including the critical accounting policies discussed below, see the accompanying notes to the consolidated financial statements.

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

	We account for our business acquisitions under the purchase method of accounting in accordance with ASC topic 805, "Business Combinations" (formerly SFAS 141, "Business Combinations"). The total cost of acquisitions is allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair value of the tangible net assets acquired is recorded as intangibles. Determining the fair value of assets acquired and liabilities assumed requires management's judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives, and market multiples, among other items.

	We assess the potential impairment of long-lived assets and identifiable intangibles under the guidance of ASC topic 360; "Property, Plant and Equipment", (formerly SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets"), which states that a long-lived asset should be tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset exceeds its fair value. An impairment loss is recognized only if the carrying amount of the long-lived asset exceeds its fair value and is not recoverable.


	We account for equity instruments issued to consultants and vendors in exchange for goods and services in accordance with the provisions of ASC topic 505-50, "Equity Based Payments to Non-Employees", (formerly
EITF Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling
Goods or Services"), and EITF Issue No. 00-18, "Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other than Employees". The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or
(ii) the date at which the consultant or vendor's performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance with EITF Issue No. 00-18, an asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor's balance sheet once the equity instrument is granted for accounting purposes. Accordingly, the Company records the fair value of the fully vested, non-forfeitable common stock issued for future consulting services as prepaid expenses in its consolidated balance sheet.




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









Results of Operations

	For the Six Months Ended February 28, 2010 and 2009

	 We had a net loss of $1,718,295 for the six months ended February 28, 2010 compared to a net loss of $1,958,810 for the six months ended February 28, 2009. The change is explained below.

	Operating Expenses: Operating expenses were $514,625 and $1,744,975 for the six months ended February 28, 2010 and 2009, respectively. The decrease of $1,230,350 was primarily due to a decrease of $1,048,203 in General and Administrative expenses, a decrease of $159,791 in Stock
Issued for Services and a decrease in Salaries, Wages and Consulting of $22,356.

	Other income (expense): Other income (expense) was $(1,203,670) for the six months ended February 28, 2010 compared to $(213,835) recorded for the six months ended February 28, 2009. The increase was primarily due to the increase in interest expense and the amortization costs of the notes payable $(1,178,920).

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

Liquidity and Capital Resources

	Net cash used in operating activities was $203,779 and $1,056,414 for the six month period ended February 28, 2010 and 2009, respectively. The decrease of $852,635 in cash used by operating activities was primarily due to the decrease in accounts payable and options, warrants and common stock issued for services rendered. Net cash used in investing activities was $141,349 and $85,431 for the six month period ended February 28, 2010 and 2009, respectively. Investing activities for the six month period ended February 28, 2010 and 2009 resulted from the purchase of computers and furniture and software development costs. Net cash provided by financing activities was $350,000 and $1,395,000 for the six months ended February 28, 2010 and 2009, respectively.

	The Company suffered recurring losses from operations and has an accumulated deficit of $13,134,676 at February 28, 2010. Primarily as a result of our recurring losses and our lack of liquidity, the Company has received a report from our independent auditors that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. We have delayed payment of a substantial amount of accounts payable and accrued expenses and reduced our expenses to a minimum level. Our existing cash and cash equivalents will not be sufficient to fund our operations. Unless we receive liquidity from new purchase orders, obtain additional capital, loans or sell or license assets, we may be required to seek to reorganize our business or discontinue operations and liquidate our assets. There can be no assurance that the Company will be able to secure sufficient financing or on terms acceptable to the Company. If additional funds are raised through the issuance of equity securities, the percentage ownership of our current stockholders is likely to or will be reduced.

	In September 2008, we entered into a subscription agreement with Richard Genovese and/or his affiliates (collectively "Genovese") whereby Genovese purchased 100,000 shares of our common stock and 100,000 warrants with an exercise price of $2.00 for $150,000.

	In November 2008, we borrowed $5,000 from a consultant to the Company which was payable by December 6, 2008. The lender was to receive 200 shares of our common stock per month as interest and an additional consideration of 25,000 warrants with an exercise price of $0.25. In February 2009 we repaid the principal and interest in full and no shares or warrants were issued.



     On January 15, 2009 we entered into an agreement with Genovese whereby Genovese and/or his affiliates (collectively "Genovese") advanced to the Company $250,000 for a convertible debenture ("Debenture") for the aggregate principle amount of $250,000. The Debenture was non-interest bearing and had a maturity date of December 5, 2010. At the holder's sole discretion, the holder may elect to convert the Debenture, in whole or in part into common shares of the Company at a conversion price of $0.10 per share. As additional compensation, Genovese was issued a share purchase warrant certificate for 2,500,000 warrants with each warrant exercisable into one common share at $0.15 per share for a period of three years commencing from the date of the issuance of the warrant certificate for each Subsequent Debenture issued. The Company and Genovese further agreed to establish five (5) mutually agreed upon milestones to be attained no later than September 2009 with each milestone generally occurring approximately every forty five (45) days. In conjunction with the attainment of each individual milestone, Genovese agreed to advance to the Company an additional $250,000. In connection with each $250,000 advance, Genovese was issued an additional $250,000 Convertible Debenture. The Debenture was non interest bearing and had a maturity date of two years from the date of issuance of each subsequent debenture ("Subsequent Debentures").

	We further agreed that (1) Genovese would be granted the right of first refusal/ right of participation in connection with any additional financing of the Company for two (2) years, (2) Genovese would be entitled to two board seats, (3) we would obtain directors and officers insurance, and (4) the parties would work together commencing December 2008 to address other matters. We offered the convertible notes and warrants in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to "accredited"
investors under state securities laws.   The Debenture was subsequently
amended for an aggregate principle amount of $545,000.

	Additional Debentures for $455,000, $250,000, and $50,000 and $195,000
were issued by the Company during the year ended August 31, 2009. In April 2009, the amount of convertible debentures available to be issued was increased by $255,000 for an aggregate of $1,750,000.

	During the period ended May 31, 2009, Richard Genovese advanced
$210,000 to us for additional working capital.   From June 1, 2009 to
August 31, 2009, Richard Genovese advanced a further $319,498. The aggregate of $529,498 advanced was converted into the balance of the convertible debentures for the amount of $255,000 and the remaining $274,498 was applied as an advance to the Company. During the period ended February 28, 2010, Richard Genovese advanced a further $142,100 to the Company for working capital. No arrangement has been made for repayment of the loan. The advance is non-interest bearing and due upon demand.

	As of August 31, 2009 a total of $1,750,000 had been issued as Debentures. On September 25, 2009, all issued debentures were converted into 17,500,000 shares of common shares and 17,500,000 share purchase warrants exercisable at $0.15 per share remained outstanding.

  In April 2009, we entered into a loan agreement with Janst Limited for $250,000. The loan bears interest at 15% per annum and matures on May 1,
2010 (the "Maturity Date").   The principal and accrued interest is
convertible into common stock at the conversion rate of $0.35 per share. From November 1, 2009 to Maturity Date, should the average closing prices for the five trading days ending on the day prior to the conversion notice not exceed $0.35, the conversion rate shall be 80% of the average closing prices for the five trading days ending on the day prior to the conversion notice.

	In May 2009, we entered into a subscription agreement with Robert Kolson; whereby Mr. Kolson purchased 75,000 shares of our common stock and 37,500 warrants with an exercise price of $3.00 for $150,000.

	On October 30, 2009 we entered into a subscription agreement with Janspec Holdings Limited ("Janspec"); whereby Janspec purchased 428,572 common shares and 428,572 warrants with an exercise price of $0.60 for $150,000.

	On November 7, 2009 we entered into a subscription agreement with Peninsula Merchant Syndications Corp. ("Peninsula") where Peninsula purchased 285,715 shares of our common stock and 285,715 warrants with an exercise price of $0.60 for $100,000.

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


Commitments and Contractual Obligations

  The following table summarizes the future payments we are required to make under contractual obligations as of February 28, 2010:


				Payments Due by Period
__________________________________________________________________________

		   	Less than    1 - 3    3 - 5
		  Total	 1 year      years    years     More than 5 years

Long term debt       -       -          -        -

Interest expense
on long term
debt                 -       -          -        -

Operating leases  39,702  39,702        -        -           -

Other long-term
liabilities          -       -          -        -           -
_________________________________________________________________________
TOTAL           $ 39,702 $39,702      $ -      $ -        $  -
_________________________________________________________________________


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

   Paul E. Fishkin. In connection with the En2Go Nevada acquisition, we approved an employment agreement with Paul E. Fishkin, which was entered into concurrently with the completion of the acquisition. The employment agreement was effective as of July 13, 2007. Under the terms of the agreement, Mr. Fishkin agreed to continue as EN2Go's President, Chief Executive Officer and Director. Pursuant to the agreement, Mr. Fishkin will receive an annual base salary of not less than $90,000 per year, incentive compensation as determined by the Board and reimbursement of all ordinary and reasonable out-of-pocket business expenses he incurs. The agreement is for an initial term ending July 13, 2008 and automatically renews each year thereafter unless terminated by either party by written notice given at least 180 days prior to the expiration of the agreement. We may terminate the agreement for cause (as defined in the agreement).

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

Off-Balance Sheet Arrangements

	As of February 28, 2010, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	Not applicable.


ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule
 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are not effective since the following material weaknesses exist:

(i)	The Company's management is relying on external consultants for purposes of preparing its financial reporting package; the officers may not be able to identify errors and irregularities in the financial reporting package before its release as a continuous disclosure document.

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

	The foregoing material weaknesses identified in our disclosure controls and procedures were identified in June 2009, by our external consultants responsible for the preparation of our financial reporting package. The aforementioned material weaknesses did not impact our financial reporting or result in a material misstatement of our financial statements. As of February 28, 2010 we have not taken action to correct the material weaknesses identified in our disclosure controls and procedures.

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

Changes in Internal Control over Financial Reporting

     There were no changes in our internal control over financial reporting during the quarter ended February 28, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

	The Company is not a party to any material pending legal proceedings and, to the best of its knowledge its properties are not the subject of any such proceedings, except as follows:

Stride & Associates. We are a defendant in a suit filed September 2, 2009 by Stride & Associates, Inc. in the Superior Court of California, Los Angeles Superior Court-North Central District, for the amount of $19,500, plus interest, for services allegedly rendered by the plaintiff to the Company in connection with personnel placement. The plaintiff on February 9, 2010, filed an application for judgment in this case. We intend to settle this lawsuit.

Cypress Communications. On April 12, 2010, we were sued in the Superior Court of California, County of Los Angeles-Central District, by Jonathan Neil & Associates, Inc., for $206,151.77, plus interest, for telecommunications and internet services allegedly provided by the plaintiff's assignor, Cypress Communications, Inc. We intend to settle this lawsuit.



Powell Enterprises. Powell Enterprises, a consulting company, has notified the Company on April 15, 2010 of its claim that the Company owes this firm $212,480 of consulting fees. This company has not performed any services for the Company for a significant period of time, and the Company believes that Powell Enterprises has no basis whatsoever to seek any payment from the Company for the period after its services were terminated. If we determine that any amounts are owing to Powell Enterprises, we intend to discuss the claim and settle the matter.




ITEM 1A.  RISK FACTORS

Risk Factors Which May Affect Future Results

	The Company wishes to caution that the following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause such results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company.

	There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2009, other than as set forth below:




Risks Related To Our Business

We have incurred losses and anticipate continued losses for the foreseeable future.

	Our net loss for the six months ended February 28, 2010 was $1,718,295. From inception at January 31, 2007 through February 28, 2010 we had an accumulated net loss of $13,134,676. We have not yet achieved profitability and expect to continue to incur net losses until we recognize sufficient revenues from licensing activities, customer contracts, product sales or other sources. Because we have a limited history upon which an evaluation of our prospects can be based, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies seeking to develop new and rapidly evolving technologies. To address these risks, we must, among other things, respond to competitive factors, continue to attract, retain and motivate qualified personnel and commercialize and continue to develop our technologies. We may not be successful in addressing these risks. We can give no assurance that we will achieve or sustain profitability.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	On January 20, 2010 we issued 170,000 common shares to Howard Family Trust in lieu of outstanding rent, property taxes and insurance. The shares were valued at $85,000 reflective of the fair market value of the stock on the date the shares were issued.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

	Not applicable.


ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

	None.


ITEM 5. OTHER INFORMATION

	None.



ITEM 6. EXHIBITS

(a) 	Exhibits

31	Certification of Chief Executive and Chief Financial Officer
	pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *



32	Certification of Chief Executive and Chief Financial Officer
	pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *




*

Filed herewith.






SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.







EN2GO INTERNATIONAL, INC.
(Registrant)








Date: May 18, 2010


By: ROBERT
ROSNER

Robert Rosner

President, Chief Executive and
Chief Financial Officer







Exhibit 31
CERTIFICATION
I, Robert Rosner, certify that:

1. I have reviewed this Report on Form 10-Q of EN2GO INTERNATIONAL, INC.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;
and

d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and


5. I have disclosed, based on my most recent evaluation of internal control over financial reporting to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a. All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.




Date: May 18, 2010

  By: ROBERT ROSNER
  Robert Rosner

  Chief Executive and Chief
Financial Officer








Exhibit 32
CERTIFICATION
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(SUBSECTIONS (a) AND (b) OF SECTION 1350, CHAPTER 63 OF TITLE 18,
UNITED STATES CODE)

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections
(a) and (b) of section 1350, chapter 63 of Title 18, United States Code), the undersigned officer of En2Go International, Inc., a Nevada corporation (the "Company"), does hereby certify with respect to the Quarterly Report of the Company on Form 10-Q for the quarter ended February 28, 2010 as filed with the Securities and Exchange Commission (the "10-Q Report") that:


(1) the 10-Q Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


(2) the information contained in the 10-Q Report fairly presents, in all material respects, the financial condition and results of operations of the Company.






Date: May 18, 2010


  By: ROBERT ROSNER
  Robert Rosner
  Chief Executive and Chief
Financial Officer












2






- 2 -