Form 10-Q
period 2010-05-31
EN2GO INTERNATIONAL INC
filed 2010-07-19
CIK 1200528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q



(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the quarterly period ended May 31, 2010

or

( ) Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the transition period from            to

Commission File Number 000-50480

EN2GO INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)


Nevada                 			     98-0389557
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)



644-1812 W. Burbank Blvd, Burbank, California 	  91506
(Address of principal executive offices)	(Zip Code)

818 748-6244
(Registrant's Telephone Number, Including Area Code)

2921 W. Olive Ave., Burbank, CA 91505
(Former Name, Former Address and Former Fiscal Year, if Changed Since
Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 YES ( X) NO (  )

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant
was required to submit and post such files).    Yes [ ]    No [ x ]

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

Non-accelerated filer  (  )   Smaller reporting company ( )




(Do not check if a smaller reporting company)



Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Act).
 YES (  ) NO (X)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
24,215,542 shares of $0.00001 par value common stock issued and outstanding as of July 12, 2010.



EN2GO INTERNATIONAL, INC.

INDEX

Part I. Financial Information

Item 1. Financial Statements

     Consolidated Balance Sheets as of May 31, 2010 (Unaudited) and
August 31, 2009 (Unaudited)                                            Pg 1

     Consolidated Statements of Operations For the Three and Nine
Months Ended May 31, 2010 and 2009 (Unaudited)                         Pg 2

     Consolidated Statements of Cash Flows For the Nine Months Ended
May 31, 2010 and 2009 (Unaudited)                                      Pg 3

 Notes to the Consolidated Financial Statements (Unaudited)            Pg 5

Item 2.  Management Discussion and Analysis of Financial Condition
and Results of Operations                                              Pg 20

Item 3.  Quantitative and Qualitative Disclosures About Market Risk    Pg 25

Item 4.  Controls and Procedures                                       Pg 26


Part II. Other Information

Item 1.  Legal Proceedings                                             Pg 26

Item 1A.  Risk Factors                                                 Pg 27

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds   Pg 28

Item 3.  Defaults Upon Senior Securities                               Pg 28

Item 4.  Submission of Matters to a Vote of Security Holders           Pg 28

Item 5.  Other Information                                             Pg 28

Item 6.  Exhibits                                                      Pg 29

Signatures                                                             Pg 30


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
EN2GO INTERNATIONAL, INC. AND SUBSIDIARY
(a development stage company)
Consolidated Balance Sheets
(Unaudited)


                                               May 31,2010     August 31,2009


ASSETS

CURRENT ASSETS
  Cash                                   $           6,433   $          3,132
  Prepaid expenses                                  20,336             20,336
                                               -----------        -----------
TOTAL CURRENT ASSETS                                26,769             23,468


PROPERTY AND EQUIPMENT, net                         55,045            109,289
SOFTWARE DEVELOPMENT COSTS, net                  1,109,417            967,917
                                               -----------        -----------
TOTAL ASSETS                             $       1,191,231   $      1,100,674
                                               ===========        ===========


LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                       $       1,132,336   $      1,072,638
  Accrued expense                                   60,586             35,836
  Due to related party                             496,098            274,498
  Notes payable                                    344,167            915,246
                                               -----------        -----------
TOTAL CURRENT LIABILITIES                        2,033,187          2,298,218
                                               -----------        -----------
TOTAL LIABILITIES                                2,033,187          2,298,218


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT)
Common stock, $.00001 par value, 90,000,000 shares
authorized, and 24,215,542 and 5,513,540 shares issued
and outstanding at May 31, 2010 and August 31, 2009,
respectively                                           242                  55
Capital in excess of par value                  12,414,798          10,218,782
(Deficit)accumulated during development stage  (13,256,996)        (11,416,381)
                                              -------------       -------------
                                                  (841,956)         (1,197,544)

TOTAL LIABILITIES AND STOCKHOLDERS'(DEFICIT)$    1,191,231   $       1,100,674

The accompanying notes are integral part of these unaudited consolidated financial statements.

EN2GO INTERNATIONAL INC. AND SUBSIDIARY
(a development stage company)
Consolidated Statements of Operations
(Unaudited)

								From Inception
								    On Jan 31,
		     For the 3 Months       For the 9 Months      2007 through
		      ended May 31,	     ended May 31,             May 31,
                  ____________________________________________________________
		     2010	 2009       2010        2009           2010


REVENUES          $           $          $           $            $
COST OF GOODS SOLD
                  ____________________________________________________________
GROSS PROFIT

OPERATING EXPENSES

  General and
administrative
expenses           107,008      615,261     607,239    1,380,475    3,739,036
  Stock issued for
services                 -       35,235           -      195,026    1,762,617
  Non-Cash
Compensation             -            -           -            -    3,515,447
  Salaries, wages and
consulting          15,312      515,276      29,706    1,335,246    2,489,699
                   __________________________________________________________
  Total operating
expenses           122,320    1,165,772     636,945    2,910,747   11,506,799
                   __________________________________________________________
LOSS FR OPERATIONS(122,320)  (1,165,772)   (636,945)  (2,910,747) (11,506,799)

OTHER INCOME
(EXPENSE):

  Other income           -            -           -        5,649       29,820
  Interest expense       -            -     (24,750)    (415,177)    (180,722)
  Interest expense on
amortization
of discount notes        -            -  (1,178,920)           -   (1,599,295)
                   ___________________________________________________________
     Total other
income (expense)         -            -  (1,203,670)    (409,528)  (1,750,197)

LOSS BEFORE PROVISION
FOR INCOME TAXES  (122,320)  (1,165,772) (1,840,615)  (3,320,275) (13,256,996)

Provision for income
taxes                    -            -           -            -            -
                  ____________________________________________________________

LOSS APPLICABLE TO
COMMON
STOCKHOLDERS     $(122,320) $(1,165,772)$(1,840,615) $(3,320,275)$(13,256,996)

NET LOSS PER SHARE OF
COMMON STOCK
  - Basic
    and diluted  $   (0.00) $     (0.02)$     (0.08) $     (0.06)$

WEIGHTED AVERAGE
SHARES OUTSTANDING
- Basic and
  diluted       24,215,542   54,496,139  22,342,048   53,882,197

The accompanying notes are integral part of these unaudited consolidated financial statements.

EN2GO INTERNATIONAL INC. AND SUBSIDIARY
 (a development stage company)
Consolidated Statements of Cash Flows
(Unaudited)

							   	Period from
							    	inception
							  	Jan 31, 2007
 			       	   For the 9 Months Ended         through
				          May 31,		   May 31,
                            _______________________________________________
			            2010	    2009	    2010

CASH FLOWS FROM OPERATING
ACTIVITIES:

Net loss                     $  (1,840,615)  $  (3,320,275)   $  (13,256,996)

Adjustments to reconcile net
loss to net cash used
in operating activities:
  Debt financing costs           1,178,920         195,026         1,901,096
  Depreciation expense              30,112          33,475           103,324
  Options, warrants and common
    stock issued for
    services rendered                    -         133,306         5,753,309
Changes in operating assets
and liabilities:
  Prepaid expenses                       -         (20,336)          (20,336)
  Accounts payable                 155,903       1,094,755         1,228,541
  Accrued expenses                  24,750        (136,926)           60,586
  Due to related party             221,600               -           496,098
                             ________________________________________________
     Net cash used in
operating activities              (229,330)     (2,020,975)       (3,734,378)
                             ________________________________________________

CASH FLOWS FROM INVESTING
ACTIVITIES:
  Purchase of property and
equipment                           24,131         (85,431)         (158,371)
  Software development            (141,500)              -        (1,109,417)
                             ________________________________________________
     Net cash used in
investing activities              (117,369)        (85,431)       (1,267,788)
                             ________________________________________________

CASH FLOWS FROM FINANCING
ACTIVITIES:
  Proceeds from issuance of
notes payable                            -       2,055,000         2,500,000
  Repayment of notes payable             -        (150,000)         (500,000)
  Proceeds from issuance of
common stock, net of
offering costs                     350,000         250,000         3,008,599
                             _______________________________________________
     Net cash provided by
financing activities               350,000       2,155,000         5,008,599

NET (DECREASE) INCREASE IN
CASH                                 3,301          48,594             6,433
CASH Beginning of period             3,132           9,074                 -
                             _______________________________________________
CASH End of period          $        6,433     $    57,668      $      6,433
                             _______________________________________________

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:

Cash paid during the period
for:
  Interest                  $            -     $         -      $          -
  Income taxes                           -               -                 -


The accompanying notes are integral part of these unaudited consolidated financial statements.

Supplemental Schedule of Noncash Investing and Financing
Activities:

In August 2008, we issued a promissory note to NSC Investments Ltd. ("NSC") for a sum of $250,000. Under this promissory note, interest is to be prepaid at the commencement of each quarter by us issuing 1,600 shares of our common stock.
The unpaid principal balance of the promissory note was originally due and payable in full on the sale of any assets of the Company or November 1, 2008. Further consideration for the loan shall consist of 15,000 shares of our common stock at the funding, 5,000 shares of our common stock at the beginning of the next month, and 10,000 shares at the beginning of the next month. This promissory note was extended until February 1, 2009. We agreed to pay 3,900 shares of our common stock as interest and an additional issuance of 10,000 shares of our common stock in lieu of the extension of the note. The promissory note was further extended to May 1, 2009 and we agreed to issue 3,000 shares of our common stock as interest and additional issuance of 20,040 shares of our common stock for additional compensation. The remaining $100,000 plus accrued interest shall be convertible at NSC's option at $2.00 per share on or before May 1, 2010.

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



Pg 4




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

Basis of Presentation and Going Concern Uncertainty

Our consolidated financial statements have been prepared assuming that we will continue as a going concern. However, we have sustained losses and as of May 31, 2010, we have no business operations and have a net working capital deficiency and a negative cash flow from operations. These conditions, among others, give rise to substantial doubt about our ability to continue as a going concern. Management is continuing to seek additional equity capital. Until such time, we anticipate our working capital needs will be funded with proceeds from equity and debt financing. Management believes these steps will provide us with adequate funds to sustain our continued existence. There is, however, no assurance that the steps taken by management will meet all of our needs or that we will continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Pg 5


Development Stage Activities

Since inception the Company has not yet generated significant revenues and has been defining its business operations and raising capital. All of our operating results and cash flows reported in the accompanying consolidated financial statements from January 31, 2007 through May 31, 2010 are considered to be those related to development stage activities and represent the cumulative from inception amounts from our development stage activities required to be reported pursuant to the Accounting Standards Codification ("ASC") topic 915, "Development Stage Entities"(formerly SFAS No. 7, "Development Stage Enterprises").

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

Cash Concentration and Cash Equivalents

We consider all short-term securities purchased with a maturity of three months or less to be cash equivalents. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. Management does not believe the Company is exposed to significant credit risk. Management, as well, does not believe the Company is exposed to significant interest rate and foreign currency fluctuation risks during the period presented in these consolidated financial statements. As of May 31, 2010, there are no amounts that exceed the federally insured limits.

Property and Equipment

Property and equipment are stated as cost less accumulated depreciation. Depreciation is provided on a straight line basis over the estimated useful lives of the assets from one to five years. Maintenance and repairs are charged to expense as incurred and major improvements are capitalized. Gains or losses on sales or retirements are recognized in income.

Revenue Recognition

Through the period from inception through May 31, 2010, the Company had not yet generated any revenues. However, the Company plans to recognize its revenue according to the provisions of ASC topic 605, "Revenue Recognition" (formerly Staff Accounting Bulletin 104), which takes into account the completion of the transaction, delivery of the product, a final fixed or determinable price, and that collectability is reasonably assured.

Loss per Share

The Company computes loss per share in accordance with ASC topic 260, "Earnings Per Share" (formerly SFAS No. 128, "Earnings per Share"), which requires the Company to present basic and dilutive loss per share when the effect is dilutive.


Pg 6



Impairment of Long-Lived Assets

The Company has adopted the provisions of ASC topic 360, "Property, Plant and Equipment" (formerly SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets to be Disposed of"). ASC topic 360 establishes procedures for review of recoverability, and measurement of impairment whenever events of changes in circumstances indicated that the carrying amount of long-lived assets may not be recoverable. ASC topic 360 also requires that long-lived assets to be disposed of other than by sale shall continue to be classified as held and used until disposal. Further, ASC topic 360 specifies the criteria for classifying long-lived assets as "held for sale" and requires that long-lived assets to be disposed of by sale be reported at the lower of carrying amount or fair value less estimated selling costs. Management believes that there has not been any impairment of the Company's long-lived assets at May 31, 2010 and 2009.

Advertising Costs

Advertising costs are charged to operations in the period incurred. During the period ended May 31, 2010 and 2009, the Company incurred $5,000 and $1,590 in advertising costs, respectively.

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


Pg 7



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


Pg 8


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


Pg 9


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

In January 2010, the FASB issued Accounting Standards Update ("ASU")
No. 2010-06, which requires additional fair value disclosures. This guidance requires reporting entities to disclose transfers in and out of Levels 1 and 2 and requires gross presentation of purchases, sales, issuances and settlements in the Level 3 reconciliation of the three-tier fair value hierarchy. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements related to Level 3 activity. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The guidance on transfers between Levels 1 and 2 is effective for the Company as of its third fiscal quarter ended May 31, 2010. The guidance on Level 3 activity is effective for the Company's fiscal year beginning September 1, 2011. The Company is currently evaluating the impact the adoption will have on its financial position and results of operations.

In February 2010, the FASB issued Accounting Standards Update ("ASU")
No. 2010-09 regarding subsequent events disclosure. This guidance updates ASC topic 855, "Subsequent Events" (formerly SFAS No. 165, "Subsequent Events") and clarifies that an entity that is a Securities and Exchange Commission filer is not required to disclose the date through which subsequent events have been evaluated. This guidance was effective upon issuance, and the Company adopted the provisions effective with the preparation of its condensed consolidated financial statements for the nine months ended March 31, 2010.


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

NOTE 3 - PROPERTY AND EQUIPMENT


Pg 10


Property and Equipment consists of the following:


                                              May 31          August 31
                                               2010            2009
                                              ________________________
Computer Equipment                         $   26,171       $  23,897
Other Equipment                               132,198         158,604
                                              ________________________
Total                                         158,369         182,501


Accumulated Depreciation                     (103,324)        (73,212)
                                              ________________________
 Total Property and Equipment (net)        $   55,045       $ 109,289
                                              ________________________


Depreciation expense was $30,112 and $33,475 for the quarters ended May 31, 2010 and 2009.



NOTE 4 - SOFTWARE DEVELOPMENT COSTS
Software development costs comprise of costs for internally developed production software to be sold publicly upon completion of development. Capitalized software development costs, amounted to $141,500 and $0 at May 31, 2010 and 2009, respectively. These costs were not amortized since the product is not available for general release to customers. Revenue generating activities have not yet commenced.

NOTE 5 - RELATED PARTY TRANSACTIONS

As at February 28, 2010, a Director of the Company is owed $496,098 ($0
- May 31, 2009) for cash advanced to the Company. No arrangement has been made for repayment of the loan and none have been made by the Company as of May 31, 2010. The advance is non-interest bearing and due upon demand. There are no other related party transactions.

NOTE 6 - NOTES PAYABLE


                                               May 31         August 31
                                                2010           2009
The Company converted                        ___________________________
$1,750,000 of Convertible
Debentures into 17,500,0 00
common shares at $0.10 per
share during the six month
period ended February 28,
2010 and issued notes
payable of $1,750,000 for
August 31, 2009.                            $  350,000      $  2,100,000

Discount on note payable net
of amortization                                 (5,833)       (1,184,754)
                                             ____________________________

Total                                       $  344,167      $    915,246
                                             ____________________________


Interest expense for the nine months ended May 31, 2010 and 2009 was $24,750 and $415,177 respectively.

In August 2008, we issued a promissory note to NSC Investments Ltd. ("NSC") for a sum of $250,000. Under this promissory note, interest is


Pg 11


to be prepaid at the commencement of each quarter by us issuing 1,600 shares of our common stock.
The unpaid principal balance of the promissory note was originally due and payable in full on the sale of any assets of the Company or November 1, 2008. Further consideration for the loan shall consist of 15,000 shares of our common stock at the funding, 5,000 shares of our common stock at the beginning of the next month, and 10,000 shares at the beginning of the next month. This promissory note was extended until February 1, 2009. We agreed to pay 3,900 shares of our common stock as interest and additional issuance of 10,000 shares of our common stock for additional compensation.

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


Pg 12


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


Pg 13


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


Pg 14



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

The estimated value of the compensatory common stock purchase options granted to non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions: expected term of 10 years, a risk free interest rate of 3.97% to 4.40%, a dividend yield of 0% and volatility of 136.94% to 147.95%. During the nine month period ended May 31, 2010 and 2009, the amount of the expense charged to operations for compensatory options granted in exchange for services was $96,200 and $91,305 respectively.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees and non-employees of the Company. These options were granted in lieu of cash compensation for services performed.


Pg 15




                                     Shares          Weighted Average
                                                        Exercise Price
                                   ______________   __________________
Outstanding, beginning of
the year ended August 31, 2007               -                     -

Granted                                230,000                 $9.70

Expired / Cancelled                          -                     -

Exercised                                    -                     -
                                   ______________   __________________

Outstanding, end of the
year ended August 31, 2008             230,000                 $9.70
                                   ______________   __________________


Exercisable at August 31,
2008                                   230,000                 $9.70

Granted                                 15,000                 $7.10

Expired/Cancelled                            -                     -

Exercised                                    -                     -
                                   ______________   __________________
Outstanding, end of the
year ended
 August 31, 2009                       245,000                 $9.50
                                   ______________   __________________

Exercisable at August 31,
2009                                   245,000                 $9.50

Granted                                      -                     -

Expired/Cancelled                            -                     -

Exercised                                    -                     -

                                   ______________   ___________________
Outstanding, end of the
period ended May 31, 2010              245,000                  $9.50
                                   ______________   ___________________
Exercisable at May 31,
2010                                   245,000                  $9.50


Pg 16



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


Pg 17



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


					  Warrants      Weighted Average
							  Exercise Price
				     ________________   __________________

Outstanding, beginning of
the year ended August 31,
2008                                              -                   -

Granted                                     100,000               $2.00

Expired / Cancelled                               -                   -

Exercised                                         -                   -
                                     ________________   __________________
Outstanding, end of the
year ended August 31, 2008                  100,000               $2.00
                                     ________________   __________________

Exercisable at August 31, 2008              100,000               $2.00

Granted                                  17,500,000               $0.15

Expired/Cancelled                                 -                   -

Exercised                                         -                   -

Granted                                      37,500               $3.00


Pg 14



Outstanding, end of the
period ended August 31, 2009             17,637,500
                                      ________________   _________________

Exercisable at August 31, 2009           17,637,500

Granted                                   1,000,002               $0.60

Expired/Cancelled                                 -                   -

Exercised                                         -                   -
                                      ________________   _________________
Outstanding, end of the
period ended May 31, 2010                18,637,502               $0.60
                                      ________________   _________________

Exercisable at May 31, 2010              18,637,502               $0.60


The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company.


			Warrants Outstanding       	 Warrants Exercisable
_____________________________________________________________________________
								     Weighted
			Number of  Weighted Average                  Average
	     Exercise   Warrants   Contractual Life      Number      Exercise
Year          Price   Outstanding     (Years)         Exercisable     Price
_____________________________________________________________________________

2008    $     2.00       100,000       3.66             100,000        2.00
2009          0.15    10,000,000       1.92          10,000,000        0.15
2009          0.15     2,500,000       1.97           2,500,000        0.15
2009          0.15       500,000       2.00             500,000        0.15
2009          0.15     1,700,000       2.15           1,700,000        0.15
2009          0.15       150,000       2.17             150,000        0.15
2009          0.15        50,000       2.18              50,000        0.15
2009          0.15        50,000       2.21              50,000        0.15
2009          3.00        37,500       0.21              37,500        3.00
2009          0.15       500,000       2.48             500,000        0.15
2009          0.15     2,050,000       2.48           2,050,000        0.15
2009          0.60       428,572       1.67             428,572        0.60
2009          0.60       285,715       1.69             285,715        0.60
2009          0.60       285,715       1.71             285,715        0.60
Total                 18,637,502                     18,637,502



As at May 31, 2010 none of the Company's outstanding warrants have been exercised or cancelled.

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


Pg 19


NOTE 9 - EARNINGS PER SHARE

Basic Loss Per Share - The computation of basic and diluted loss per common share is based on the weighted average number of shares outstanding during each period.

For the Nine Months Ended
 						          May 31
                                                  2010             2009
                                           _____________   _____________
NET LOSS                                   $ (1,840,615)   $ (3,320,275)
                                           _____________   _____________
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING                                  22,342,048      53,882,197
                                           =============   =============
BASIC LOSS PER COMMON SHARE                $      (0.08)    $     (0.06)



The following table sets forth common stock equivalents (potential common stock) for the periods ended May 31, 2010 and 2009 that are not included in the loss per share calculation above because their effect would be anti-dilutive for the periods indicated:

						     For the Nine Months
						        Ended May 31,
						      2010          2009
						      __________________


Plan Stock Options                                 245,000     2,450,000
Non-Plan Stock Options                                  -             -
Warrants                                        18,637,502    17,350,000



NOTE 10 - COMMITMENTS AND CONTINGENCIES

We have no commitments or contingencies for the period under review (period ended May 31, 2008 - $175,824).


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


Pg 20



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

Effective May 20, 2010, Paul Fishkin resigned from the Board of Directors, and on May 24, 2010, Robert Rosner, our President, Chief Executive Officer and Chief Financial Officer was appointed to the Board of Directors..

New management is reviewing the practices of former management in their operation of the Company's business, and is also conducting a review of the Company's current operations with a view to determine how these operations should be directed in the development of our media and entertainment related programs and applications.

Pg 21



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


Pg 22



Results of Operations

For the Nine Months Ended May 31, 2010 and 2009

 We had a net loss of $1,840,615 for the nine months ended May 31, 2010 compared to a net loss of $3,320,275 for the nine months ended May 31, 2009. The change is explained below.

 Operating Expenses: Operating expenses were $636,945 and $2,910,747 for the nine months ended May 31, 2010 and 2009, respectively. The decrease of $2,273,802 was primarily due to a decrease of $773,236 in General and Administrative expenses, a decrease of $195,026 in Stock Issued for Services and a decrease in Salaries, Wages and Consulting of $1,305,540.

 Other income (expense): Other income (expense) was $(1,203,670) for the nine months ended May 31, 2010 compared to $(409,528) recorded for the nine months ended May 31, 2009. The increase was primarily due to the increase in interest expense and the amortization costs of the notes payable $(1,178,920).

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

Liquidity and Capital Resources

 Net cash used in operating activities was $229,330 and $2,020,975 for the nine month period ended May 31, 2010 and 2009, respectively. The decrease of $1,791,645 in cash used by operating activities was primarily due to the decrease in accounts payable and options, warrants and common stock issued for services rendered. Net cash used in investing activities was $117,369 and $85,431 for the nine month period ended May 31, 2010 and 2009, respectively. Investing activities for the nine month period ended May 31, 2010 and 2009 resulted from the purchase of computers and furniture and software development costs. Net cash provided by financing activities was $350,000 and $2,155,000 for the nine months ended May 31, 2010 and 2009, respectively.

 The Company suffered recurring losses from operations and has an accumulated deficit of $13,256,996 at May 31, 2010. Primarily as a result of our recurring losses and our lack of liquidity, the Company has received a report from our independent auditors that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. We have delayed payment of a substantial amount of accounts payable and accrued expenses and reduced our expenses to a minimum level. Our existing cash and cash equivalents will not be sufficient to fund our operations. Unless we receive liquidity from new purchase orders, obtain additional capital, loans or sell or license assets, we may be required to seek to reorganize our business or discontinue operations and liquidate our assets. There can be no assurance that the Company will be able to secure sufficient financing or on terms acceptable to the Company. If additional funds are raised through the issuance of equity securities, the percentage ownership of our current stockholders is likely to or will be reduced.

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


Pg 23



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


Pg 24



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

Commitments and Contractual Obligations

We did not have any commitments or contingencies as at May 31, 2010.



Off-Balance Sheet Arrangements

 As of May 31, 2010, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K.


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

	The foregoing material weaknesses identified in our disclosure controls and procedures were identified in June 2009, by our external consultants responsible for the preparation of our financial reporting package. The aforementioned material weaknesses did not impact our financial reporting or result in a material misstatement of our financial statements. As of May 31, 2010 we have not taken action to correct the material weaknesses identified in our disclosure controls and procedures.

     Once the Company has sufficient personnel available, our Board of Directors will nominate an audit committee and audit committee financial expert and we will appoint additional personnel to assist with the preparation of our financial statements; which will allow for proper segregation of duties as well as additional manpower for proper documentation.


Pg 25



Changes in Internal Control over Financial Reporting

     There were no changes in our internal control over financial reporting during the quarter ended May 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


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

	Our net loss for the nine months ended May 31, 2010 was $1,840,615. From inception at January 31, 2007 through May 31, 2010 we had an


Pg 26


accumulated net loss of $13,256,996. We have not yet achieved profitability and expect to continue to incur net losses until we recognize sufficient revenues from licensing activities, customer contracts, product sales or other sources. Because we have a limited history upon which an evaluation of our prospects can be based, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies seeking to develop new and rapidly evolving technologies. To address these risks, we must, among other things, respond to competitive factors, continue to attract, retain and motivate qualified personnel and commercialize and continue to develop our technologies. We may not be successful in addressing these risks. We can give no assurance that we will achieve or sustain profitability.

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



Date: July 19, 2010


By: ROBERT ROSNER

Robert Rosner

President, Chief Executive and
Chief Financial Officer


Pg 27



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

Date: July 19, 2010

  By: ROBERT ROSNER

 Robert Rosner

Chief Executive and Chief
Financial Officer


Pg 28


Exhibit 32
CERTIFICATION
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(SUBSECTIONS (a) AND (b) OF SECTION 1350, CHAPTER 63 OF TITLE 18,
UNITED STATES CODE)

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections
(a) and (b) of section 1350, chapter 63 of Title 18, United States Code), the undersigned officer of En2Go International, Inc., a Nevada corporation (the "Company"), does hereby certify with respect to the Quarterly Report of the Company on Form 10-Q for the quarter ended May 31, 2010 as filed with the Securities and Exchange Commission (the "10-Q Report") that:


(1) the 10-Q Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the 10-Q Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date: July 19, 2010


  By: ROBERT ROSNER

  Robert Rosner
Chief Executive and Chief
Financial Officer












Pg 29