Form 10-K
period 2010-08-31
EN2GO INTERNATIONAL INC
filed 2011-01-13
CIK 1200528

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: August 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 000-50480

EN2GO INTERNATIONAL, INC.

(Exact name of Registrant as Specified in Its Charter)

Nevada	98-0389557
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

644-1812 West Burbank Blvd., Burbank, CA	91506
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (818) 748-6244

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.00001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by checkmark if the registrant is not required to file reports to Section 13 or 15(d)of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. (Check One):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $3,393,966.

Number of shares of Common Stock outstanding as of January 10, 2011: 24,216,002.

Documents incorporated by reference: None

PART I

NOTE REGARDING FORWARD LOOKING STATEMENTS

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS

OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report contains historical information as well as forward-looking statements. Statements looking forward in time are included in this Annual Report pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to be materially different from any future performance suggested herein.

We wish to caution readers that in addition to the important factors described elsewhere in this Form 10-K, the following forward-looking statements, among others, sometimes have affected, and in the future could affect, our actual results and could cause our actual consolidated results during 2010, and beyond, to differ materially from those expressed in any forward-looking statements made by or on our behalf.

Item 1.	Business.

General

En2Go International, Inc., (“En2Go”, “we”, “us” or “the Company”), a Nevada corporation, is a start-up company with its principal executive office located in Burbank, California, that is developing software products for the online distribution of audio and video content. We plan to become a full service entertainment and technology company that will create and develop a variety of media and entertainment related programs and applications, including cutting edge media delivery software, Internet video applications and high-end, innovative desktop applications. Our operations are conducted through our wholly owned subsidiary, En2Go, Inc., a Nevada corporation (“En2Go Nevada”).

Our business is subject to several significant risks, any of which could materially adversely affect our business, our operating results, our financial condition and the actual outcome of matters as to which we make forward-looking statements. (See “Risk Factors”.)

History

En2Go was incorporated under the laws of the State of Nevada on August 23, 2002 under the name Medusa Style Corporation for the purpose of an Internet distribution business. We reevaluated our business and determined to acquire all of the outstanding equity securities of En2Go Nevada, a company in the entertainment technology industry, through a June 8, 2007, definitive Share Exchange Agreement (the “Share Exchange Agreement”) with En2Go Nevada and its stockholders, Paul E. Fishkin, Kevin R. Griffith and Tolga F. Katas. Pursuant to the Share Exchange Agreement, on July 16, 2007, we acquired all the issued and outstanding shares of En2Go Nevada in exchange for 2,780,000 shares of our common stock and En2Go Nevada became a wholly owned subsidiary of the Company. Also, as a condition to closing of the Share Exchange Agreement, we sold 100,000 shares of our common stock to investors in a private placement for proceeds of $1,000,000. Following the completion of such transactions, the Company had a total of 4,980,000 shares of common stock issued and outstanding, of which 1,025,000 shares, or 20.6%, were held by the persons that were stockholders of the Company prior to the acquisition, 3,850,000 shares, or 77.4%, were held by the former stockholders of En2Go Nevada, and 100,000 shares, or 2%, were held by the purchasers in the private placement.

Management Change

Effective March 27, 2010, Robert Rosner was appointed to serve as our interim President, Chief Executive Officer and Chief Financial Officer. Paul Fishkin had resigned on March 26, 2010, as President, Chief Financial Officer and Chairman of the Board of Directors. Effective May 20, 2010, Paul Fishkin resigned from the Board of Directors, and on May 24, 2010, Robert Rosner was appointed to the Board of Directors.

Business

We are developing software products for the online distribution of audio and video content. We would intend to capitalize on the recent growth and explosion of digital media, wireless devices, and web 2.0. Our management and outside consultants are in the process of determining the types of software that would most appeal to the viewing public, and utilizing developmental resources to complete the commercial versions of such programs and applications. We believe our planned programs and applications will enhance the user’s experience with superior quality video and audio Internet content. Our emphasis on video and communication technologies has enabled us to pursue digital delivery, content development and merging desktop technologies through our software applications.

We are focusing exclusively on the Internet delivery of movies, television programs and other audio and video content. Motion pictures, including movies and television programs, are currently distributed broadly through a variety of channels, including in-home distribution channels such as DVD rental, web sites, cable, satellite and telecommunication providers that offer basic and premium television, pay-per-view, video-on-demand and Internet delivery.

Software Products Under Development

We are currently working to complete development of the following products and applications. The below listed products are in various stages of development, and no assurances can be given that we will be successful in completing the development of all or any of such products or, if development is completed, we will be able to market such products on a profitable basis. Due to limited financial resources and human capital, enhancing the competitive edge of our primary planned software product, Flyxo, has been the focus of the technology team. EMaculate, En2go’s image search application, along with the Kandictionary, the En2go Jukebox and the En2go VideoBlox, have been put on hold during the year ended August 31, 2010.

Flyxo. Our primary software application under development is called Flyxo, which is an application that delivers accelerated high-quality video to a user’s computer desktop, tablet or netbook computer, PDA, television set or smart phone. Flyxo is designed to be utilized to watch movies online and is designed to eliminate the user’s frustration of long download times or waiting for buffering. It is being developed as a Internet platform that can facilitate online television channels, movie channels, radio stations, online gaming, slide shows, 3-D objects, high-resolution graphics, interactive advertising, social media and more. We plan to create and develop a variety of media and entertainment related programs and applications, including cutting edge media delivery software, Internet video applications and high-end, innovative desktop applications.

Channel Manager. We will also offer the Channel Manager making it simple for individuals or organizations to create their own high-quality Internet media channels. Once the clients’ videos or other media is uploaded, using drag and drop functionality, the clients would be able to create their own global HD Internet broadcast channel in a matter of minutes. This will enable users to distribute high-quality media to a worldwide audience

En2ools. We are currently attempting to establish a technical infrastructure, which we call “En2ools.” En2ools is an ever-expanding library of code modules and techniques designed for the rapid production or modification of software. En2ools is the foundation that enables the software applications to be fast, efficient, reliable, and user-friendly. If we are successful in establishing workable version of En2ools, we plan to partner with larger organizations using our En2ools proprietary framework.

Other Products under Development. Other potential software applications that the Company has under development include:

•	eMaculate, a search engine that is designed to search, download and share digital images on the Web at very high speeds.

•	VideoBlox, a custom media player that is specifically designed for the entertainment industry designed to enable artists to communicate directly with their fan base.

•

Kandictionary, a downloadable personalized dictionary and translator designed for the desktop and allows users to choose from 80 different databases, including Wikipedia, Dictionary.com, Bible.com and the CIA reference manual.

•	En2go jukebox, a custom stand-alone media player designed to play music from social networking sites

En2go platforms and applications have been developed with En2ools for use with Apple’s Mac OSX, Microsoft Windows, as well as the iPhone and other mobile devices. Working prototypes of these applications have been completed; although the final versions of such applications have not yet been completed and no assurances can be given that we will be able to do so.

Looking forward, we plan to participate in future projects and pursue targeted opportunities for partnerships, joint ventures and other forms of investment with industry partners.

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

Regulation

We will be subject to various federal, state and local laws that govern the conduct of our proposed business, including state and local advertising, consumer protection, credit protection, licensing, and other labor and employment regulations. Online video content, games and mobile services traffic is projected to increase substantially over the next three to four years according to an industry forecast, and the Company expects regulation of that online traffic will increase.

The Federal Communications Commission (“FCC”) on December 21, 2010, issued “net neutrality” rules which prohibit Internet providers from interfering with legal Web traffic. The new rule provides that land-line broadband providers may not block legal content from websites, or “unreasonably discriminate” against companies using broadband networks to provide delivery of video content and voice services. However, broadband providers will be allowed to engage in “reasonable network management” to regulate heavy traffic on the network. Under the new rule, there is a potential for broadband providers charging consumers for how much data they consume, and phone and cable companies will be allowed to sell to Internet companies faster data delivery for additional fees, which priority arrangements would have to be disclosed. Wireless providers, facing greater congestion issues, are less restricted under the FCC’s new rules and are allowed more leeway in managing their networks, including blocking access to applications for congestion reasons.

Any additional fees imposed on consumers based on Web usage or network fast-track delivery options for additional fees could adversely impact our proposed business.

Competition

The entertainment industry is extremely competitive and is dominated by several large companies with worldwide name brand recognition and substantial financial resources. In attempting to attract users to our proposed applications and products, we will be competing with online providers of audio and video entertainment, such as Netflix and iTunes, home systems providing digital delivery of movies, web-based video channels, cable and satellite television providers, movie theaters, live theater, sporting events, and other similar businesses that compete for the general public’s entertainment dollar, as well as large software developers. There can be no assurance that our technology will succeed in the marketplace in face of this competition, where technologies are rapidly changing and advancing, or that other companies will not develop technologies superior to ours. New technologies may emerge that render our technology obsolete. Many of the companies with which we will be competing have worldwide name recognition and substantially greater capital resources for program and application development and for marketing and advertising than we do.

Further, many consumers maintain simultaneous relationships with multiple in-home entertainment video providers and can easily shift spending from one provider to another. For example, consumers may subscribe to cable, rent a DVD from Redbox or Blockbuster, buy a DVD from Wal-Mart or Amazon, download a movie from Apple iTunes, watch a television show on Hulu.com, and subscribe to Netflix, or some combination thereof, all in the same month. New competitors may be able to launch new businesses at a relatively low cost. Internet delivery of content represents only one of many existing and potential new technologies for viewing entertainment video.

Employees

The Company currently has one employee. The Company engages the services of independent consultants to assist with management, software programming and development. We plan to engage full-time employees in this area as our business develops.

Available Information

We maintain a website at the address www.en2go.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this report. We make available free of charge (other than an investor’s own Internet access charges) through our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with the Securities and Exchange Commission.

Item 1A.	Risk Factors.

Risks related to our lack of liquidity

WE HAVE NO REVENUES AND HAVE INCURRED AND EXPECT TO CONTINUE TO INCUR SUBSTANTIAL LOSSES. WE WILL NOT BE SUCCESSFUL UNLESS WE REVERSE THIS TREND.

Through August 31, 2010, we have not generated any revenues. As a result, we have generated significant operating losses since our formation and expect to incur substantial losses and negative operating cash flows for the foreseeable future. For the year ended August 31, 2010 our net loss was $3,089,142 and as of August 31, 2010 we had we had an accumulated deficit of $14,505,523. We anticipate that our existing cash and cash equivalents will not be sufficient to fund our business needs over the next 12 months and estimate that we will require approximately $2,000,000 in additional capital in that period to finance our software development activities. Although our major shareholders have provided financial support over the past fiscal year, there is no assurance that they will continue to make equity investments in the Company or that, if our shareholders do not continue to make equity investments in the Company, we will be able to negotiate an alternate source of capital.

GOING CONCERN.

Primarily as a result of our recurring losses and our lack of liquidity in connection with our fiscal year ended August 31, 2010, we received a report from our independent auditors that includes an explanatory paragraph describing the substantial uncertainty as to our ability to continue as a going concern.

Risks related to our business

THIS IS A NEW BUSINESS CATEGORY AND MANAGEMENT HAS NO EXPERIENCE WITH THIS BUSINESS

Management has begun efforts to engage in the business of online distribution of audio and video content. We have no experience in this business category, and we have no way to determine whether it will be successful. To date, we have received no revenues from this business. We will have to obtain significant additional capital to develop our business. There is no assurance that we will be able to obtain sufficient capital for this purpose.

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

WE HAVE A LIMITED OPERATING HISTORY AND WE MAY NOT BE ABLE TO SUCCESSFULLY DEVELOP OUR BUSINESS.

Our limited operating history makes predicting our future operating results difficult. As a software development company with a limited history, we face numerous risks and uncertainties in the competitive markets. In particular, we have not proven that we can:

•	develop online audio and video distribution software in a manner that enables us to be profitable and meet strategic partner and customer requirements;

•	develop and maintain relationships with key customers and strategic partners that will be necessary to optimize the market value of our products and services;

•	raise sufficient capital in the public and/or private markets; or

•	respond effectively to competitive pressures.

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

There is significant litigation in the software field regarding patents and other intellectual property rights. Recently, for example, litigation has been filed against Apple Inc., Google Inc., Facebook Inc., Yahoo Inc., Netflix Inc. and AOL Inc. alleging infringement of technology developed by the plaintiff company in the litigation. Accordingly, we may be exposed to future litigation by third parties based on claims that our software, technologies or activities infringe the intellectual property rights of others. Although we try to avoid infringement, there is the risk that we will use a patented technology owned or licensed by another person or entity and/or be sued for infringement of a patent owned by a third party. If our products are found to infringe any patents, we may have to pay significant damages or be prevented from making, using, selling, offering for sale or importing such products or services or from practicing methods that employ such products and services.

Further, third parties, including persons involved in the founding of the Company, may assert claims as to purported license rights or agreements with respect to the software that the Company has under development, and we may be required to litigate the validity of or settle any such claims.

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

WE WILL RELY ON THIRD PARTIES TO PROVIDE SOFTWARE DEVELOPMENT AND MAINTENANCE, BANDWIDTH PROVIDERS, DATA CENTERS (HOSTING) AND OTHER THIRD PARTIES. INTERRUPTION OR FAILURE IN THE SERVICES AND PRODUCTS PROVIDED BY THESE THIRD PARTIES COULD SERIOUSLY HARM OUR BUSINESS, REPUTATION AND OPERATING RESULTS.

We will rely on third-party vendors, including software development and maintenance, data center (hosting) and bandwidth providers. Any disruption in the services provided by these third-party providers or any failure of these third-party providers to handle current or higher volumes of use could significantly harm our business. Any financial or other difficulties our providers face may have negative effects on our business, the nature and extent of which we cannot predict. We expect to experience interruptions and delays in service and availability; any errors, failures, interruptions or delays experienced in connection with these third-party vendors could negatively impact our relationship with customers, could adversely affect our brand, reputation and business, could adversely harm our business, and could expose us to liabilities to third parties.

OUR BUSINESS DEPENDS ON OUR SOFTWARE AND SERVER AND NETWORK HARDWARE AS WELL AS OUR ABILITY TO SCALE OUR TECHNOLOGY INFRASTRUCTURE CAPACITY.

The performance of our software, server, and networking hardware infrastructure is critical to our business and reputation and our ability to attract users, advertisers, members and e-commerce partners. An unexpected and/or substantial increase in the use of our website(s) could strain the capacity of our systems, which could lead to slower response time or system failures. Any slowdowns or system failures could adversely affect the speed and responsiveness of our website(s) and diminish the experience for our customers and members. If the usage of our website(s) substantially increases, we may need to procure additional servers, networking equipment and bandwidth from third parties to maintain adequate data transmission speeds, the availability of which may be limited or the cost of which may be significant. Any system failure that causes an interruption in service or a decrease in the responsiveness of our website(s) could reduce traffic on our website(s) and, if sustained or repeated, could impair our reputation and the attractiveness of our brand as well as reduce revenue and negatively impact our operating results.

COMPUTER VIRUSES, COMPUTER ATTACKS AND SECURITY BREACHES COULD HARM OUR BUSINESS.

The networks are vulnerable to damaging software programs, such as computer viruses and worms. Certain of these programs have disabled the ability of computers to access the Internet, requiring users to obtain technical support in order to gain access to the Internet. Other programs have had the potential to damage or delete computer programs. The development and widespread dissemination of harmful programs has the potential to seriously disrupt Internet usage. If Internet usage is significantly disrupted for an extended period of time, or if the prevalence of these programs results in decreased residential Internet usage, our proposed business could be materially and adversely impacted.

To succeed, online communications must provide a secure transmission of confidential information over public networks. Our security measures may not detect or prevent security breaches that could harm our business. An increasing number of websites have reported breaches of their security. Any compromise of our security could harm our reputation and, therefore, our business.

CHANGES IN GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES COULD REDUCE DEMAND FOR OUR PRODUCTS AND SERVICES OR INCREASE THE COST OF DOING BUSINESS.

Government regulation and legal uncertainties could increase our costs and risks of doing business on the Internet. There are currently few laws or regulations that specifically regulate commerce on the Internet. Moreover, it may take years to determine the extent to which existing laws relating to issues such as property ownership, defamation, taxation and personal privacy are applicable to the Internet. However, the application of existing laws, the adoption of new laws and regulations in the future, or increased regulatory scrutiny with respect to issues such as user privacy, pricing, taxation and the characteristics and quality of products and services, could create uncertainty in the Internet marketplace.

Network neutrality is the principle that Internet users should be in control of what content they view and what applications they use on the Internet. The Internet has operated according to this neutrality principle since its earliest days. The FCC on December 21, 2010, issued “net neutrality” rules which prohibit Internet providers from interfering with legal Web traffic. The new rule provides that land-line broadband providers may not block legal content from websites, or “unreasonably discriminate” against companies using broadband networks to provide delivery of video content and voice services. However, under these rules there is the potential for networks charging consumers based on Internet usage and for fast-track delivery for content providers for extra fees. Any additional fees imposed on consumers based on Web usage or network fast-track delivery options for additional fees could adversely impact our proposed business.

Our proposed business operations could be materially impacted if the FCC rules or legislation do not safeguard net neutrality as it has been in effect, and our proposed operations could be adversely affected in an environment where net neutrality was not required to be observed by telecommunications carriers in their pricing.

In addition, the FTC has issued a report that has faulted the industry for not doing enough to protect consumer online privacy and supporting a “do-not-track” system for users. Legislation is set to be introduced in 2011 to prohibit companies from tracking children on the Internet without parental consent.

“Content delivery networks” that distribute video online and own the fiber-optic highways that move video traffic among networks have “peering arrangements” for moving video traffic, but in certain situations these companies are imposing fees on other networks if traffic moved for the other network or networks is out of balance with traffic moved by the network that is imposing the fee. The imposition of such fees could have an adverse effect on online distribution of video, in that costs could go up for some networks and the content providers using such networks.

The CAN-SPAM Act of 2003, a federal law that impacts the way certain commercial E-mails are sent over the Internet, took effect January 1, 2004 and preempted most state commercial E-mail laws. Penalties for failure to comply with the CAN-SPAM Act include significant fines, forfeiture of property and imprisonment. This law and other laws or regulations that impact E-mail advertising could reduce our revenues.

The Children’s Online Protection Act and the Children’s Online Privacy Protection Act restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from minors. In addition, the Protection of Children from Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances. Any failure on our part to comply with these laws and regulations may subject us to additional liabilities.

In our proposed business activities as an online distributor of audio and video content, the Internal Revenue Service may take the position that we are a “broker” and required to report users’ sales to the IRS, if a certain sales volume is surpassed. A requirement such as this could have adversely affect the growth of e-commerce in our network and have an adverse impact on our members and on our business.

OUR BUSINESS AND OUR USERS AND MEMBERS MAY BE SUBJECT TO SALES TAX AND OTHER TAXES.

The application of indirect taxes (such as sales and use tax, value-added tax, or VAT, goods and services tax, business tax, and gross receipt tax) to e-commerce businesses and to our users is a complex and evolving issue. Many of the fundamental statutes and regulations that impose these taxes were established before the growth of the Internet and e-commerce. In many cases, it is not clear how existing statutes apply to the Internet or electronic commerce or communications conducted over the Internet. In addition, some jurisdictions have implemented or may implement laws specifically addressing the Internet or some aspect of electronic commerce or communications on the Internet. The application of existing, new, or future laws could have adverse effects on our business.

Several proposals have been made at the U.S. federal, state and local levels that would impose additional taxes on the sale of goods and services through the Internet. These proposals, if adopted, could substantially impair the growth of e-commerce, and could diminish our opportunity to derive financial benefit from our activities.

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

There are many reasons why a competitor might be more successful than we are or will be, including:

•	Competitors may already have established and profitable distribution networks and customer bases for audio and video content.

•	Competitors may have greater financial resources and can afford more technical and development setbacks than we can.

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

Risks related to our common stock

BECAUSE CERTAIN EXISTING STOCKHOLDERS OWN A LARGE PERCENTAGE OF OUR VOTING STOCK, OTHER STOCKHOLDERS’ VOTING POWER MAY BE LIMITED.

Our controlling stockholders and directors and their affiliates beneficially own or control a majority of the outstanding shares of our Common Stock. As a result, if those stockholders act together, they will have the ability to control all matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. These stockholders may make decisions that are adverse to your interests. See our discussion under the caption in Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for more information about ownership of our outstanding shares.

WE DO NOT INTEND TO PAY DIVIDENDS ON OUR COMMON STOCK.

We have never declared or paid any cash dividend on our Common Stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future.

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

OUR COMMON STOCK IS “A PENNY STOCK” AND IS SUBJECT TO SPECIAL REGULATIONS PROMULGATED BY THE SEC.

The SEC has adopted regulations that generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is less than $5.00 per share and therefore we are a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of holders of our common stock to sell their shares.

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

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Executive Offices

In May 2010, we entered into a month to month lease for our principal office in Burbank, California, at a monthly rental of $3,500. We anticipate that our current office space will accommodate our operations for the foreseeable future.

Item 3.	Legal Proceedings.

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

Cypress Communications. On April 12, 2010, we were sued in the Superior Court of California, County of Los Angeles-Central District, by Jonathan Neil & Associates, Inc., for $206,151.77, plus interest, for telecommunications and internet services allegedly provided by the plaintiff’s assignor, Cypress Communications, Inc. We have commenced mediation with Cypress and intend to settle this lawsuit.

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

Item 4.	[Removed and Reserved.]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Public Market for Common Stock

Our common stock is quoted on the OTC Bulletin Board under the symbol “ETGI. OB.” Our Common Stock, is par value $0.00001 per share (“Common Stock”).

The following table sets forth, for the fiscal quarters indicated, the high and low sale price for our common stock, as reported on the OTCBB. The quotations below reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	High	Low
Fiscal Year ended August 31, 2010
Fourth Quarter	$.38	$.06
Third Quarter	$.40	$.20
Second Quarter	$.90	$.40
First Quarter(1)	$.96	$.40

Fiscal Year ended August 31, 2009
Fourth Quarter	$.36	$.03
Third Quarter	$.42	$.11
Second Quarter	$.26	$.08
First Quarter	$1.01	$.15

(1)	Prices following 1-for-10 reverse stock split effective September 15, 2009.

Shareholders

The approximate number of holders of record of our Common Stock as of January 7, 2011 was 102.

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

The following table sets forth certain information regarding the Company’s equity compensation plans as of August 31, 2010.

Equity compensation plans approved by stockholders	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price	Number of securities remaining available for issuance under equity compensation plan
2007 Stock Option Plan	45,000	$ 7.70	705,000
Total	45,000		705,000

Recent Sales of Unregistered Securities

The following table sets forth the unreported sales of unregistered securities in our 2010 fiscal year.

Date	Title and Amount (1)	Purchaser	Principal Underwriter	Total Offering Price/ Underwriting Discounts
September 28, 2009	17,500,000 shares of common stock issued upon conversion of $1,750,000 principal amount of convertible debentures.	Private Investor.	NA	$0.10 per share/NA

November 5, 2009	428,572 shares of common stock, together with warrants to purchase 428,572 shares of common stock.	Private Investor.	NA	$0.35 per share/NA

November 9, 2009	285,715 shares of common stock, together with warrants to purchase 285,715 shares of common stock.	Private Investor.	NA	$0.35 per share/NA

November 10, 2009	32,000 shares of common stock issued for legal services.	Law firm.	NA	$0.35 per share/NA

November 16, 2009	285,715 shares of common stock, together with warrants to purchase 285,715 shares of common stock.	Private Investor.	NA	$0.35 per share/NA

January 19, 2010	170,000 shares of common stock issued for rent, property taxes and insurance.	Landlord.	NA	$0.50 per share/NA

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto and the other financial information included elsewhere in this report.

Certain statements contained in this report, including, without limitation, statements containing the words “believes,” “anticipates,” “expects” and words of similar import, constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including our ability to create, sustain, manage or forecast our growth; our ability to attract and retain key personnel; changes in our business strategy or development plans; competition; business disruptions; adverse publicity; and international, national and local general economic and market conditions.

EN2GO Overview

We are a start-up company that is developing software for the online distribution of audio and video content. We plan to become a full service entertainment and technology company that will create and develop a variety of media and entertainment related programs and applications, including cutting edge media delivery software, Internet video applications and high-end, innovative desktop applications.

Our primary software application under development is called Flyxo, which is an application that delivers accelerated high-quality video to a user’s computer desktop, television set, tablet or netbook computer, PDA or smart phone. Flyxo is designed to be utilized to watch movies online and is designed to eliminate the user’s frustration of long download times or waiting for buffering. It is being developed as a global Internet broadcast platform that can facilitate online television channels, movie channels, radio stations, online gaming, slide shows, 3-D objects, high-resolution graphics, interactive advertising, social media and more.

We also plan to offer the Channel Manager making it simple for individuals or organizations to create their own high-quality Internet media channels. Once the clients’ videos or other media is uploaded, using drag and drop functionality, the clients would be able to create their own global HD Internet broadcast channel in a matter of minutes. This simplicity and convenience combined with the ability to distribute high-quality media to a worldwide audience opens a wide range of possibilities in terms of potential clients. Other software applications to be developed include eMaculate, a search engine; VideoBlox, a custom media player that is specifically designed for the entertainment industry; Kandictionary, a downloadable personalized dictionary and translator; and the En2go jukebox, a custom stand-alone media player designed to play music from social networking sites.

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

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. On an ongoing basis, we evaluate our estimates which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions. The following accounting policies require significant management judgments and estimates:

The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows expected to be generated by those assets are less than the carrying amount of those items. The Company’s cash flow estimates are based on limited operating history and have been adjusted to reflect management’s best estimate of future market and operating conditions. The net carrying values of assets deemed not recoverable are reduced to fair value. The Company’s estimates of fair value represent management’s best estimates based on industry trends.

We account for equity instruments issued to consultants and vendors in exchange for goods and services in accordance with the provisions of ASC topic 505-50, “Equity Based Payments to Non-Employees”, (formerly EITF Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services”), and ASC 470-20-25, “Debt with Conversion and Other Options (“ASC 470-20-25”). The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance with ASC 470-20-25, an asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes. Accordingly, the Company records the fair value of the fully vested, non-forfeitable common stock issued for future consulting services as prepaid expenses in its consolidated balance sheet.

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

Results of Operations

For the Years Ended August 31, 2010 and 2009

We had a net loss of $3,089,142 for the year ended August 31, 2010 compared to a net loss of $2,983,660 for the year ended August 31, 2009. The change is explained below.

Operating Expenses: Operating expenses were $1,860,721 and $2,433,629 for the years ended August 31, 2010 and 2009, respectively. The decrease of $1,340,604 was primarily due to a decrease of $1,480,364 in General and Administrative expenses, a decrease of $197,461 in Stock Issued for Services and an increase in impairment loss of $1,104,917 in 2010, as compared with no such loss in 2009.

Other income (expense): Other income (expense) was $(1,228,421) for the year ended August 31, 2010 compared to $(550,031) recorded for the year ended August 31, 2009. The increase was primarily due to the increase in amortization costs of the notes payable from $(420,375) in 2009 to (1,178,924) in 2010, and a decrease in interest expense of $85,808 from $(135,305) in 2009 to $(49,497) in 2010.

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

Liquidity and Capital Resources

At August 31, 2010, total assets decreased to $4,942, as compared with total assets of $1,100,674 at August 31, 2009, due to an impairment charge of $1,104,917 for the year ended August 31, 2010, reducing the costs of software under development to $-0-. At August 31, 2010, new management of the Company evaluated the software under development and determined the undiscounted cash flows expected to be generated by these assets were substantially less than the carrying amount of these items. Management decided to develop new software and no longer use the previously developed software.

Net cash used in operating activities was $531,899 and $1,413,919 for the years ended August 31, 2010 and 2009, respectively. The decrease of $882,020 in cash used by operating activities was primarily due to the decrease in accounts payable and options, warrants and common stock issued for services rendered. Net cash used in investing activities was $141,500 and $1,016,521 for the years ended August 31, 2010 and 2009, respectively. Investing activities for the years ended August 31, 2010 and 2009 resulted from the purchase of computers and furniture and software development costs. Net cash provided by financing activities was $675,209 and $2,424,498 for the years ended August 31, 2010 and 2009, respectively.

The Company suffered recurring losses from operations and has an accumulated deficit of $14,505,523 at August 31, 2010. Primarily as a result of our recurring losses and our lack of liquidity, the Company has received a report from our independent auditors that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. We have delayed payment of a substantial amount of accounts payable and accrued expenses and reduced our expenses to a minimum level. Our existing cash and cash equivalents will not be sufficient to fund our operations. Unless we receive liquidity from new purchase orders, obtain additional capital, loans or sell or license assets, we may be required to seek to reorganize our business or discontinue operations and liquidate our assets. There can be no assurance that the Company will be able to secure sufficient financing or on terms acceptable to the Company. If additional funds are raised through the issuance of equity securities, the percentage ownership of our current stockholders is likely to or will be reduced.

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

On January 15, 2009 we entered into an agreement with Genovese whereby Genovese and/or his affiliates (collectively “Genovese”) advanced to the Company $250,000 for a convertible debenture (“Debenture”) for the aggregate principal amount of $250,000. The Debenture was non-interest bearing and had a maturity date of December 5, 2010.

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

In May 2009, we entered into a subscription agreement with Robert Kolson, whereby Mr. Kolson purchased 75,000 shares of our common stock and 37,500 warrants with an exercise price of $3.00 for $150,000.

On October 30, 2009 we entered into a subscription agreement with Janspec Holdings Limited (“Janspec”), whereby Janspec purchased 428,572 common shares and 428,572 warrants with an exercise price of $0.60 for $150,000.

On November 7, 2009 we entered into a subscription agreement with Peninsula Merchant Syndications Corp. (“Peninsula”), pursuant to which Peninsula purchased 285,715 shares of our common stock and 285,715 warrants with an exercise price of $0.60 for $100,000.

On November 13, 2009 we entered into a subscription agreement with Robert Kolson, whereby Mr. Kolson purchased 285,715 shares of our common stock and 285,715 warrants with an exercise price of $0.60 for $100,000.

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

Commitments and Contractual Obligations

We did not have any commitments or contingencies as at August 31, 2010.

Off-Balance Sheet Arrangements

As of August 31, 2010, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

EN2GO INTERNATIONAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2010

EN2GO INTERNATIONAL, INC. AND SUBSIDIARIES

Madsen & Associates, CPA’s Inc.

684 East Vine Street

Murray, UT 84107

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

En2Go International Inc. and Subsidiary

Burbank, CA 91506

We have audited the accompanying consolidated balance sheet of En2Go International Inc. and Subsidiary (collectively, the “Company”) as of August 31, 2010, and the related statements of operations, stockholders’ deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of En2Go International Inc. and Subsidiary as of August 31, 2009, were audited by other auditors whose report, dated December 15, 2009, expressed an unqualified opinion with an explanatory paragraph on these statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2010 financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2010, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficit, is dependent on financing to continue operations, and has suffered recurring losses to date, which raised substantial doubt for its ability to continue as a going concern. Management’s plans in regard to these factors are also described in Note 1.

These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might result from the outcome of these uncertainties.

/s/Madsen & Associates, CPA’s Inc.

January 10, 2011

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/S/ CHISHOLM BIERWOLF, NILSON & MORRILL
Chisholm Bierwolf, Nilson & Morrill, LLC
Bountiful, Utah
December 15, 2009

EN2GO INTERNATIONAL, INC. AND SUBSIDIARY

(a development stage company)

Consolidated Balance Sheets

	August 31,
	2010	2009
ASSETS
Current Assets:
Cash	$4,942	$3,132
Prepaid expenses	—	20,336

Total Current Assets	4,942	23,468
Property and equipment, net	—	109,289
Software development costs, net	—	967,917

Total Assets	$4,942	$1,100,674

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$1,124,248	$1,072,638
Accrued expense	65,000	35,836
Due to related party	562,010	274,498
Covertible debt (net of discount)	344,167	915,246

Total Current Liabilities	2,095,425	2,298,218

Total Liabilities	2,095,425	2,298,218

Commitments and Contingencies
Stockholders’ Deficit:
Common stock, $.00001 par value, 90,000,000 shares authorized, and 24,215,542 and 5,513,140 shares issued and outstanding at August 31, 2010 and August 31, 2009, respectively	242	55
Capital in excess of par value	12,414,798	10,218,782
Deficit accumulated during the development stage	(14,505,523)	(11,416,381)

Total stockholders’ deficit	(2,090,483)	(1,197,544)

Total Liabilities and Stockholders’ Deficit	$4,942	$1,100,674

See notes to financial statements

EN2GO INTERNATIONAL, INC. AND SUBSIDIARY

(a development stage company)

Consolidated Statements of Operations

	For the Year Ended August 31,		From Inception on January 31, 2007 through August 31, 2010
	2010	2009
Revenues	$—	$—	$—

Costs and Expenses:
General and administrative expenses	755,804	2,236,168	5,872,349
Stock issued for services	—	197,461	1,762,617
Non-cash compensation	—	—	3,990,692
Impairment loss	1,104,917	—	1,104,917

Total operating expenses	1,860,721	2,433,629	12,730,575

Loss from operations	(1,860,721)	(2,433,629)	(12,730,575)

Other Income (Expense):
Other income	—	5,649	29,820
Interest expense	(49,497)	(135,305)	(205,469)
Interest expense on amortization of note discount	(1,178,924)	(420,375)	(1,599,299)

Total other income (expense)	(1,228,421)	(550,031)	(1,774,948)

Loss Before Provision for Income Taxes	(3,089,142)	(2,983,660)	(14,505,523)

Provision for income taxes	—	—	—

Net Loss	$(3,089,142)	$(2,983,660)	$(14,505,523)

Net loss per share of common stock -
Basic and diluted	$(0.14)	$(0.73)

Weighted Average Shares Outstanding -
Basic and diluted	22,612,025	4,101,157

See notes to financial statements

EN2GO INTERNATIONAL, INC. AND SUBSIDIARY

(a development stage company)

Consolidated Statements of Stockholders’ Deficit

	Common Shares	Stock Amount	Capital in Excess of Par Value	Prepaid Stockholders’ Equity	Deficit Accumulated During Development Stage	Total Stockholders’ Equity
Balance January 31, 2007 (inception)	—	$—	$—	$—	$—	$—
Issuance of common stock upon organization	2,780,000	28	(28)	—	—	—
Recapitalization in a manner similar to a reverse acquisition, July 16, 2007	2,100,000	21	(21)	—	—	—
Common stock issued for $10.00 per share on July 16, 2007	100,000	1	999,999	—	—	1,000,000
Net loss for the year ended August 31, 2007	—	—	—	—	(602,659)	(602,659)

Balance - August 31, 2007	4,980,000	50	999,950	—	(602,659)	397,341

Issuance of options and warrants issued for services rendered	—	—	3,686,768	—	—	3,686,768
Common stock issued for $10.00 per share in January 2008	135,000	1	1,349,999	—	—	1,350,000
Offering costs on issuance of common stock	—	—	(91,401)	—	—	(91,401)
Issuance of common stock for services rendered	100,000	1	1,849,999	—	—	1,850,000
Issuance of common stock as consideration for debt financing	16,600	—	144,600	(6,400)	—	138,200
Net loss for the year ended August 31, 2008	—	—	—	—	(7,830,062)	(7,830,062)

Balance - August 31, 2008	5,231,600	52	7,939,915	(6,400)	(8,432,721)	(499,154)

See notes to financial statements

EN2GO INTERNATIONAL, INC. AND SUBSIDIARY

(a development stage company)

Consolidated Statements of Stockholders’ Deficit

(Continued)

	Common Shares	Stock Amount	Capital in Excess of Par Value	Prepaid Stockholders’ Equity	Deficit Accumulated During Development Stage	Total Stockholders’ Equity
Common stock and warrants issued for $1.50 per unit in October 2008	100,000	1	149,999	—	—	150,000
Common stock issued for services rendered in October 2008	30,000	—	63,000	—	—	63,000
Common stock issued for services in November 2008	5,000	—	14,000	—	—	14,000
Common stock issued in consideration of debt financing - Sept - April 2009	71,940	1	174,999	—	—	175,000
Common stock issued for $2.00 per share in May 2009	75,000	1	149,999	—	—	150,000
Discount on notes payable net of amortization	—	—	1,593,729	—	—	1,593,729
Interest and stock based compensation	—	—	133,141	6,400	—	139,541
Net loss for the year ended August 31, 2009	—	—	—	—	(2,983,660)	(2,983,660)

Balance - August 31, 2009	5,513,540	55	10,218,782	—	(11,416,381)	(1,197,544)
Issuance of common stock upon conversion of convertible debt	17,500,000	175	1,749,825			1,750,000
Sale of common stock	1,000,002	10	349,990			350,000
Issuance of common stock as consideration for payment of accounts payable	202,000	2	96,201			96,203
Net loss for the year ended August 31, 2010	—	—	—	—	(3,089,142)	(3,089,142)

Balance - August 31, 2010	24,215,542	$242	$12,414,798	$—	$(14,505,523)	$(2,090,483)

See notes to financial statements

EN2GO INTERNATIONAL, INC. AND SUBSIDIARY

(a development stage company)

Consolidated Statements of Cash Flows

	For the Year Ended August 31,		Period from inception (January 31, 2007) through August 31, 2010
	2010	2009
Cash Flows From Operating Activities:
Net loss	$(3,089,142)	$(2,983,660)	$(14,505,523)

Adjustments to reconcile net loss to net cash used in operating activities:
Debt financing costs	1,178,924	583,976	1,901,100
Depreciation expense	71,592	51,060	144,804
Impairment loss	1,104,917	—	1,104,917
Options, warrants and common stock issued for services rendered	—	210,141	5,753,309

Changes in operating assets and liabilities:
Prepaid expense	20,336	6,400	—
Accounts payable	152,310	819,254	1,224,948
Accrued expense	29,164	(101,090)	65,000

Net cash used in operating activities	(531,899)	(1,413,919)	(4,311,445)

Cash Flows From Investing Activities:
Purchase of property and equipment	—	(48,604)	(182,502)
Software development	(141,500)	(967,917)	(1,109,417)

Net cash used in investing activities	(141,500)	(1,016,521)	(1,291,919)

Cash Flows From Financing Activities:
Proceeds from related party	287,512	274,498	562,010
Proceeds from sale of equipment	37,697	—	37,697
Proceeds from issuance of notes payable	—	2,000,000	2,600,000
Repayment of notes payable	—	(150,000)	(500,000)
Proceeds from issuance of common stock, net of offering costs	350,000	300,000	2,908,599

Net cash provided by financing acitivities	675,209	2,424,498	5,608,306

Net (decrease) increase in cash	1,810	(5,942)	4,942
Cash beginning of period	3,132	9,074	—

Cash end of period	$4,942	$3,132	$4,942

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—	$—
Income taxes	—	—	—

Common stock issued for payment of accounts payable	$96,200		$96,200

Common stock issued upon conversion of covertible debt	$1,750,000		$1,750,000

See notes to financial statements

EN2GO INTERNATIONAL, INC. AND SUBSIDIARY

(a development stage company)

Notes to Consolidated Financial Statements

As of and for the Year Ended August 31, 2010

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

The accompanying consolidated financial statements represent the accounts of En2Go International, Inc. (“Parent”), incorporated in the State of Nevada on August 23, 2002 (formerly Medusa Style Corporation) and En2Go, Inc. (“Subsidiary”), incorporated in the State of Nevada on January 31, 2007, collectively (“the Company” or “we”).

On July 17, 2007, Parent completed an exchange agreement with Subsidiary wherein Parent issued 2,780,000 shares of its common stock in exchange for all the issued and outstanding common stock of Subsidiary. The Acquisition was accounted for as a recapitalization of Subsidiary in a manner similar to a reverse purchase as the former shareholders of Subsidiary controlled the combined Company after the acquisition. Following the acquisition and the transfer of an additional 1,075,000 shares from the shareholders of parent to the former shareholders of the subsidiary, the former shareholders of subsidiary controlled approximately 77% of the total outstanding stock of the combined entity. There was no adjustment to the carrying values of the assets or the liabilities of Parent or Subsidiary as a result of the recapitalization.

The operations of Parent are included only from the date of recapitalization. Accordingly, the previous operations and retained deficits of Parent prior to the date of recapitalization have been eliminated. The financial history prior to the recapitalization is that of the Subsidiary.

General

We are a start-up company that is developing software for the online distribution of audio and video content. We plan to become a full service entertainment and technology company that will create and develop a variety of media and entertainment related programs and applications, including cutting edge media delivery software, Internet video applications and high-end, innovative desktop applications.

Our primary software application under development is called Flyxo, which is an application that delivers accelerated high-quality video to a user’s computer desktop, television set, tablet or netbook computer, PDA or smart phone. It is being developed as a global Internet broadcast platform that can facilitate online television channels, movie channels, radio stations, online gaming, slide shows, 3-D objects, high-resolution graphics, interactive advertising, social media and more. We also plan to offer the Channel Manager making it simple for individuals or organizations to create their own high-quality Internet media channels. Other software applications to be developed include eMaculate, a search engine; VideoBlox, a custom media player that is specifically designed for the entertainment industry; Kandictionary, a downloadable personalized dictionary and translator; and the En2go jukebox, a custom stand-alone media player designed to play music from social networking sites.

Effective for the year ended August 31, 2010, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The ASC was established as the sole source of US GAAP and super ceded existing accounting and reporting guidance issued by the FASB, Emerging Issue Task Force and other sources. The ASC did not change US GAAP. All references to accounting standards in these consolidated financial statements correspond to ASC references.

EN2GO INTERNATIONAL, INC. AND SUBSIDIARY

(a development stage company)

Notes to Consolidated Financial Statements—(Continued)

As of and for the Year Ended August 31, 2010

Basis of Presentation and Going Concern

Our consolidated financial statements have been prepared assuming that we will continue as a going concern. However, we have sustained losses and as of August 31, 2010, we have no revenues and have a net working capital deficiency and a negative cash flow from operations. These conditions, among others, give rise to substantial doubt about our ability to continue as a going concern. Management is continuing to seek additional equity capital. Until such time, we anticipate our working capital needs will be funded with proceeds from equity and debt financing. Management believes these steps will provide us with adequate funds to sustain our continued existence. There is, however, no assurance that the steps taken by management will meet all of our needs or that we will continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Development Stage Activities

Since inception the Company has not yet generated significant revenues and has been defining its business operations and raising capital. All of our operating results and cash flows reported in the accompanying consolidated financial statements from January 31, 2007 through August 31, 2010 are considered to be those related to development stage activities and represent the cumulative from inception amounts from our development stage activities required to be reported pursuant to ASC 915, “Development Stage Enterprises”.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to future cash flows associated with impairment testing for long-lived assets. The Company bases its estimates on assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

Consolidation

The consolidated financial statements include the accounts of Parent and Parent’s wholly-owned Subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

Cash Concentration and Cash Equivalents

We consider all short-term securities purchased with a maturity of three months or less to be cash equivalents. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. Management does not believe the Company is exposed to significant credit risk. Management, as well, does not believe the Company is exposed to significant interest rate and foreign currency fluctuation risks during the period presented in these consolidated financial statements. As of August 31, 2010, there are no amounts that exceed the federally insured limits.

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

EN2GO INTERNATIONAL, INC. AND SUBSIDIARY

(a development stage company)

Notes to Consolidated Financial Statements—(Continued)

As of and for the Year Ended August 31, 2010

Revenue Recognition

Through the period from inception through August 31, 2010, the Company had not yet generated any revenues. However, the Company plans to recognize its revenue according to the provisions of ASC 605, “Revenue Recognition”, which takes into account the completion of the transaction, delivery of the product, a final fixed or determinable price, and that collectability is reasonably assured.

Loss per Share

Basic earnings (loss) per share excludes dilution and is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shares in the earnings (loss) of the Company. Certain unexercised stock options and stock warrants to purchase shares of the Company’s common stock and convertible debt into the shares of the Company as of August 31, 2010 and 2009, were excluded in the computation of diluted earnings (loss) per share because the effect would be antidilutive. For the years ended August 31, 2010 and 2009, there were 19,446,788 and 35,382,500 potential common shares outstanding.

Impairment of Long-Lived Assets

The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows expected to be generated by those assets are less than the carrying amount of those items. The Company’s cash flow estimates are based on limited operating history and have been adjusted to reflect management’s best estimate of future market and operating conditions. The net carrying values of assets deemed not recoverable are reduced to fair value. The Company’s estimates of fair value represent management’s best estimates based on industry trends.

Advertising Costs

Advertising costs are charged to operations in the period incurred. During the years ended August 31, 2010 and 2009, the Company incurred $6,200 and $1,590 in advertising costs, respectively.

Income Taxes

The Company accounts for income taxes under the asset and liability method, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, “Income Taxes” (“ASC740”), which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company records net deferred tax assets to the extent that the Company believes that these assets will more-likely-than-not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial results. In the event that the Company were to determine that it would be able to realize its deferred income tax assets in the future in excess of its net recorded amount, the Company would make an adjustment to the valuation allowance, which would reduce the provision for income taxes.

The principal item giving rise to deferred taxes is expenses deductible for tax purposes that are not deductible for book purposes and a net operating loss carryforward

EN2GO INTERNATIONAL, INC. AND SUBSIDIARY

(a development stage company)

Notes to Consolidated Financial Statements—(Continued)

As of and for the Year Ended August 31, 2010

Stock-Based Compensation

The Company records as expense the fair value of equity-based compensation, including stock options and warrants, over the applicable vesting period. The Company also provides more extensive disclosures concerning stock options than required under previous standards.

Software Development Costs

We capitalize software development costs in accordance with generally accepted accounting principles, under which certain software development costs incurred subsequent to the establishment of technological feasibility, may be capitalized before the product is available for general release to customers, in accordance with ASC 350-985, “Software”. We determine technological feasibility to be established upon completion of (1) a detailed program design, (2) Completion of working model. Capitalized software development costs consists of costs for internally developed software to be sold publicly upon completion of development. Capitalized costs consist primarily of direct salaries and the cost of specific external consultants, where such costs qualify for capitalization under generally accepted accounting principles. Amortization shall not start until the product is available for general release to customers. On an annual basis, the Company will determine whether or not there has been impairment in value of the intangible assists and if necessary, records impairment charged to write down the assts to their estimated fair value. During the year ended August 31, 2010, management recorded an impairment charge of approximately $1.1 million. See Note 3 for further information.

Convertible Debt, Note Discounts and Beneficial Conversion Features

The convertible debentures were issued in accordance with ASC 470-20-25, “Debt with Conversion and Other Options” (“ASC 470-20-25”). We calculated the value of the beneficial conversion feature embedded in the Convertible Notes. In accordance with ASC 470-20-25, convertible notes are split into two components: a debt component and a component representing the embedded derivatives in the debt. The debt component represents the Company’s liability for future interest coupon payments and the redemption amount. The embedded derivatives represent the value of the option that debtholders have to convert into ordinary shares of the Company. The debt component of the convertible note is measured at amortized cost and therefore increases as the present value of the interest coupon payments and redemption amount increases, with a corresponding charge to finance cost – other than interest. The debt component decreases by the cash interest coupon payments made. The beneficial conversion feature is a discount against the debt and the value to the warrants increases additional paid-in capital.

Reclassifications

The Company has reclassified certain information from its prior year financial statements to conform to current year’s presentations, including amounts received from related parties in its cash flow statement to financing activities and salaries and wages in its statement of operations to be included as part of general and administrative expenses.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) NO. 168, now Accounting Standards Update (ASU) ASU 2009-01, the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“Codification”). This standard replaces SFAS NO. 162, the Hierarchy of Generally Accepted Accounting Principles and establishes only two levels of United States of America (“U.S.”) generally accepted accounting principles, authoritative and non authoritative. The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) became the source of authoritative , nongovernmental Generally Accepted Accounting Principles (“GAAP”), except for rules and interpretive releases of the U.S. Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthorative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The adoption of the Codification changed our references to GAAP accounting standards. . The Company adopted ASU 2009-01 during the year ended August 31, 2010, and its application did not affect our results of operations or financial condition.

EN2GO INTERNATIONAL, INC. AND SUBSIDIARY

(a development stage company)

Notes to Consolidated Financial Statements—(Continued)

As of and for the Year Ended August 31, 2010

During 2009, the Company adopted the revised accounting guidance related to business combinations. This guidance requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the literature. In accordance with this guidance, acquisition-related costs, including restructuring costs, must be recognized separately from the acquisition and will generally be expensed as incurred. That replaces the cost-allocation process detailed in previous accounting literature, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. The Company implemented this new guidance effective September 1, 2009.

During 2009, the Company implemented an update to the accounting guidance related to earnings per share. In accordance with this accounting guidance, unvested share-based payment awards with rights to dividends are participating securities and shall be included in the computation of basic earnings per share. The Company adopted this guidance effective September 1, 2009. This implementation did not have a material impact on prior periods presented.

The FASB has published an update to the accounting guidance on fair value measurements and disclosures as it relates to investments in certain entities that calculate net asset value per share (or its equivalent). This accounting guidance permits a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This update also requires new disclosures, by major category of investments, about the attributes of investments included within the scope of this amendment to the Codification. The guidance in this update is effective for interim and annual periods ending after December 15, 2009. The Company does not expect the adoption of this standard to have a material impact on the Company’s results of operations, financial condition or cash flows.

NOTE 3 – IMPAIRMENT

Software development costs are comprised of costs for internally developed production software to be sold publicly upon completion of development. Expensed software development costs that were capitalized amounted to $1,104,917 and $967,917 at August 31, 2010 and 2009, respectively. These costs were not amortized since the product is not available for general release to customers. Revenue generating activities have not yet commenced.

At August 31, 2010, new management of the Company evaluated the current software under development and determined the undiscounted cash flows expected to be generated by these assets are substantially less than the carrying amount of these items. Management has decided to develop new software and no longer use the previously developed software. The Company recorded an impairment charge of $1,104,917 for the year ended August 31, 2010, reducing the software costs to $-0-.

EN2GO INTERNATIONAL, INC. AND SUBSIDIARY

(a development stage company)

Notes to Consolidated Financial Statements—(Continued)

As of and for the Year Ended August 31, 2010

NOTE 4 – PROPERTY AND EQUIPMENT

Property and Equipment consists of the following:

	August 31 2010	August 31 2009
Computer Equipment	$—	$23,897
Other Equipment	—	158,604

Total	—	182,501
Accumulated Depreciation	—	(73,212)

Total Property and Equipment (net)	$—	$109,289

Depreciation expense was $71,592 and $51,060 for the years ended August 31, 2010 and 2009. As of August 31, 2010, the equipment was sold.

NOTE 5 – FINANCIAL INSTRUMENTS

The Company adopted FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) on January 1, 2008, for all financial assets and liabilities that are recognized or disclosed at fair value in the condensed consolidated financial statements on a recurring basis or on a nonrecurring basis during the reporting period. While the Company adopted the provisions of ASC 820 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis, no such assets or liabilities existed at the balance sheet date. As permitted by ASC 820, the Company delayed implementation of this standard for all nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis and adopted these provisions effective August 1, 2008.

The fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability. ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of August 31, 2010, the Company held certain financial assets that are measured at fair value on a recurring basis. These consisted of cash and cash. The fair value of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1. The Company does not have any financial assets measured at fair value on a recurring basis as Level 2 or Level 3.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of August 31, 2010 and 2009.

EN2GO INTERNATIONAL, INC. AND SUBSIDIARY

(a development stage company)

Notes to Consolidated Financial Statements—(Continued)

As of and for the Year Ended August 31, 2010

	Assets at Fair Value as of August 31, 2010 and August 31, 2009 Quoted Prices in
	Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
August 31, 2010
Cash and cash equivalents	$4,942	$—	$—

Total	$4,942	$—	$—

August 31, 2009
Cash and cash equivalents	$3,132	$—	$—

Total	$3,132	$—	$—

The Company had no financial assets accounted for on a non-recurring basis as of August 31, 2010.

There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the year ended August 31, 2010 and the Company did not have any financial liabilities as of August 31, 2010. The Company has other financial instruments, such as advances and other receivables, accounts payable and other liabilities, notes payable and other assets, which have been excluded from the table above. Due to the short-term nature of these instruments, the carrying value of advances and other receivables, accounts payable and other liabilities, notes payable and other assets approximate their fair values.

NOTE 6 – RELATED PARTY TRANSACTIONS

As at August 31, 2010, a Director of the Company is owed $562,010 ($274,498 at August 31, 2009) for cash advanced to the Company.

During the year ended August 31, 2010, Richard Genovese advanced $287,512 to us for additional working capital and was applied as an advance to the Company.

No arrangement has been made for repayment of the advance and none have been made by the Company as of August 31, 2010. The advance is non-interest bearing and due upon demand. There are no other related party transactions.

NOTE 7 – CONVERTIBLE DEBT

	August 31 2010	August 31 2009
The Company issued notes payable of $0 and $2,100,000 during the twelve month periods ended August 31, 2010 and 2009, respectively.	$350,000	$2,100,000
Discount on note payable net of amortization	(5,833)	(1,184,754)

Total	$344,167	$915,246

Interest expense for the years ended August 31, 2010 and 2009 was $49,497 and $135,305 respectively.

In August 2008, we entered into a promissory note with NSC Investments Ltd. (“NSC”) for a sum of $250,000. Under this promissory note, interest is to be prepaid at the commencement of each quarter by us issuing 1,600 shares of our common stock. The unpaid principal balance of the promissory note is due and payable in full on the sale of any assets of the Company or November 1, 2008. Further consideration for the loan shall consist of 15,000 shares of our common stock at the funding, 5,000 shares of our common stock at the beginning of the next month, and 10,000 shares at the beginning of the next month. This promissory note was extended until

EN2GO INTERNATIONAL, INC. AND SUBSIDIARY

(a development stage company)

Notes to Consolidated Financial Statements—(Continued)

As of and for the Year Ended August 31, 2010

February 1, 2009. We agreed to pay 3,900 shares of our common stock as interest and additional issuance of 10,000 shares of our common stock for additional compensation. The promissory note was further extended to May 1, 2009 and we agreed to make payments on the principal of $50,000 by February 15, 2009; repay a further $100,000 by May 1, 2009; issue 3,000 shares of our common stock as interest and additional issuance of 20,040 shares of our common stock for additional compensation. All the terms of the amended agreement have been complied with. The remaining $100,000 plus accrued interest is convertible at NSC’s option at $2.00 per share on or before May 1, 2010. Pursuant to ASC 470-25-20, the modification of the Note agreement was not treated as an extinguishment but rather reduced the carrying amount of the debt through an adjustment to the note discounts, with a corresponding increase in additional paid-in capital.

On January 15, 2009 we entered into an agreement with Genovese whereby Genovese and/or his affiliates (collectively “Genovese”) will advance to the Company $250,000 for a convertible debenture (“Debenture”) for the aggregate principal amount of $250,000. The Debenture shall be non-interest bearing and will mature on December 5, 2010. At the holder’s sole discretion, the holder may elect to convert the Debenture, in whole or in part into common shares of the Company at a conversion price of $0.10 per share. As additional compensation, Genovese shall be issued a share purchase warrant certificate for 2,500,000 warrants with each warrant exercisable into one common share at $0.15 per share for a period of three years commencing from the date of the issuance of the warrant certificate. The Company and Genovese further agreed to establish five (5) mutually agreed upon milestones to be attained no later than September 2009 with each milestone generally occurring approximately every forty five (45) days. In conjunction with the attainment of each individual milestone, Genovese agrees to advance to the Company an additional $250,000. In connection with each $250,000 advance, Genovese shall be issued an additional $250,000 Convertible Debenture. The Debenture shall be non interest bearing and will mature two years from the date of issuance of each subsequent debenture (“Subsequent Debentures”).

At the Holders’ sole discretion, the Holder may elect to convert the Subsequent Debentures, in whole or in part, at any time prior to maturity, into common shares of the Company at a conversion price of $0.10 per share. As additional compensation, Genovese shall be issued a share purchase warrant certificate for 2,500,000 warrants with each warrant exercisable into one common share at $0.15 per share for a period of three years commencing from the date of the issuance of the warrant certificate for each Subsequent Debenture issued. We further agreed that (1) Genovese would be granted the right of first refusal/ right of participation in connection with any additional financing of the Company for two (2) years, (2) Genovese would be entitled to two board seats, (3) we would obtain directors and officers insurance, and (4) the parties would work together commencing December 2008 to address other matters. We offered the convertible notes and warrants in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to “accredited” investors under state securities laws. The Debenture was subsequently amended for an aggregate principal amount of $545,000.

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

EN2GO INTERNATIONAL, INC. AND SUBSIDIARY

(a development stage company)

Notes to Consolidated Financial Statements—(Continued)

As of and for the Year Ended August 31, 2010

NOTE 8 – COMMON STOCK

The Company has authorized 90,000,000 shares of common stock with a par value of $.00001. At August 31, 2010 and August 31, 2009, the Company had 24,216,002 and 5,513,540 shares of common stock issued and outstanding, respectively.

On April 10, 2007, the Company completed a forward stock split by issuing two additional shares of common stock for every one share previously issued.

On July 17, 2007, in connection with its Exchange Agreement with the Subsidiary, Parent issued 2,780,000 shares of its previously authorized but unissued common stock in exchange for all the issued and outstanding common stock of Subsidiary. The 2,780,000 shares have been reflected as though they were issued at the inception of the Subsidiary, with a reverse merger adjustment that represents the shareholders of the public shell at the time of the recapitalization.

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

EN2GO INTERNATIONAL, INC. AND SUBSIDIARY

(a development stage company)

Notes to Consolidated Financial Statements—(Continued)

As of and for the Year Ended August 31, 2010

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

EN2GO INTERNATIONAL, INC. AND SUBSIDIARY

(a development stage company)

Notes to Consolidated Financial Statements—(Continued)

As of and for the Year Ended August 31, 2010

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

EN2GO INTERNATIONAL, INC. AND SUBSIDIARY

(a development stage company)

Notes to Consolidated Financial Statements—(Continued)

As of and for the Year Ended August 31, 2010

NOTE 9 – OPTIONS AND WARRANTS

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

The estimated value of the compensatory common stock purchase options granted to non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions: expected term of 10 years, a risk free interest rate of 3.97% to 4.40%, a dividend yield of 0% and volatility of 136.94% to 147.95%. During the years ended August 31, 2010 and 2009, the amount of the expense charged to operations for compensatory options granted in exchange for services was $-0- and $121,739, respectively.

EN2GO INTERNATIONAL, INC. AND SUBSIDIARY

(a development stage company)

Notes to Consolidated Financial Statements—(Continued)

As of and for the Year Ended August 31, 2010

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees and non-employees of the Company. These options were granted in lieu of cash compensation for services performed.

	Shares	Weighted Average Exercise Price
Outstanding, September 1, 2008	230,000	$9.70
Granted	15,000	7.10
Expired/Cancelled	—	—
Exercised	—	—
Outstanding, year ended August 31, 2009	245,000	9.50
Granted	—	—
Expired/Cancelled	(200,000)	—
Exercised	—	—
Outstanding, year ended August 31, 2010	45,000	$7.70
Exercisable at August 31, 2010	45,000	$7.70

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These options were granted in lieu of cash compensation for services performed or financing expenses. The number of options stated in the table below are retroactively restated due to the reverse stock split.

Options Outstanding			Options Exercisable
Year	Exercise Price	Number shares outstanding	Weighted Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
2008	$ 6.00 – 9.00	30,000	8.93	30,000	$ 6.00 – 9.00
2009	7.10	15,000	9.01	15,000	7.10

Total		45,000		45,000

EN2GO INTERNATIONAL, INC. AND SUBSIDIARY

(a development stage company)

Notes to Consolidated Financial Statements—(Continued)

As of and for the Year Ended August 31, 2010

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

On January 15, 2009 we entered into an agreement with Genovese whereby Genovese and/or his affiliates (collectively “Genovese”) will advance to the Company $250,000 for a convertible debenture (“Debenture”) for the aggregate principal amount of $250,000. The Debenture shall be non-interest bearing and will mature on December 5, 2010. At the holder’s sole discretion, the holder may elect to convert the Debenture, in whole or in part into common shares of the Company at a conversion price of $0.10 per share. As additional compensation, Genovese shall be issued a share purchase warrant certificate for 2,500,000 warrants with each warrant exercisable into one common share at $0.15 per share for a period of three years commencing from the date of the issuance of the warrant certificate. The Company and Genovese further agreed to establish five (5) mutually agreed upon milestones to be attained no later than September 2009 with each milestone generally occurring approximately every forty five (45) days. In conjunction with the attainment of each individual milestone, Genovese agrees to advance to the Company an additional $250,000. In connection with each $250,000 advance, Genovese shall be issued an additional $250,000 Convertible Debenture. The Debenture shall be non interest bearing and will mature two years from the date of issuance of each subsequent debenture (“Subsequent Debentures”).

At the Holders’ sole discretion, the Holder may elect to convert the Subsequent Debentures, in whole or in part, at any time prior to maturity, into common shares of the Company at a conversion price of $0.10 per share. As additional compensation, Genovese shall be issued a share purchase warrant certificate for 2,500,000 warrants with each warrant exercisable into one common share at $0.15 per share for a period of three years commencing from the date of the issuance of the warrant certificate for each Subsequent Debenture issued. We would further agreed that (1) Genovese would be granted the right of first refusal/ right of participation in connection with any additional financing of the Company for two (2) years, (2) Genovese would be entitled to two board seats, (3) we would obtain directors and officers insurance, and (4) the parties would work together commencing December 2008 to address other matters. We offered the convertible notes and warrants in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to “accredited” investors under state securities laws. The Debenture was subsequently amended for an aggregate principal amount of $545,000.

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

EN2GO INTERNATIONAL, INC. AND SUBSIDIARY

(a development stage company)

Notes to Consolidated Financial Statements—(Continued)

As of and for the Year Ended August 31, 2010

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

	Warrants	Weighted Average Exercise Price
Outstanding, September 1, 2008	100,000	$2.00
Granted	17,500,000	0.15
Expired/Cancelled	—	—
Exercised	—	—
Granted	37,500	3.00

Outstanding, year ended August 31, 2009	17,637,500	0.17
Expired/Cancelled	—	—
Exercised	—	—
Granted	1,000,002	$.60

Outstanding, year ended August 31, 2010	18,637,502	$0.19

Exercisable	18,637,502	$0.19

EN2GO INTERNATIONAL, INC. AND SUBSIDIARY

(a development stage company)

Notes to Consolidated Financial Statements—(Continued)

As of and for the Year Ended August 31, 2010

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company.

	Warrants Outstanding			Warrants Exercisable
Year	Exercise Price	Number of Warrants Outstanding	Weighted Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
2008	$2.00	100,000	4.16	100,000	2.00
2009	0.15	*10,000,000	2.42	10,000,000	0.15
2009	0.15	*2,500,000	2.47	2,500,000	0.15
2009	0.15	*500,000	2.50	500,000	0.15
2009	0.15	*1,700,000	2.64	1,700,000	0.15
2009	0.15	*150,000	2.67	150,000	0.15
2009	0.15	*50,000	2.68	50,000	0.15
2009	0.15	*50,000	2.71	50,000	0.15
2009	3.00	37,500	0.70	37,500	3.00
2009	0.15	*500,000	2.97	500,000	0.15
2009	0.15	*2,050,000	2.97	2,050,000	0.15
2010	$.60	1,000,002		1,000,002	0.60
Total		18,637,502		18,637,502

As at August 31, 2010 none of the Company’s outstanding warrants have been exercised or cancelled.

*	Pursuant to the terms of the debentures issued under the Genovese Agreement, the warrants contain an anti-dilusion provision that states it is specifically agreed that in the event that the Company shall reduce the number of outstanding shares of Common Stock by combining such shares into a smaller number of shares, then, in such case, the then applicable Exercise Price per Warrant Share purchasable pursuant to the Warrant Certificate in effect at the time of such action will not be changed.

NOTE10 – EARNINGS PER SHARE

Basic Loss Per Share - The computation of basic and diluted loss per common share is based on the weighted average number of shares outstanding during each period.

	For the Years Ended August 31
	2010	2009
NET LOSS	$(3,089,142)	$(2,983,660)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	22,612,025	4,101,157
BASIC and DILUTED LOSS PER COMMON SHARE	$(0.14)	$(0.73)

EN2GO INTERNATIONAL, INC. AND SUBSIDIARY

(a development stage company)

Notes to Consolidated Financial Statements—(Continued)

As of and for the Year Ended August 31, 2010

The following table sets forth common stock equivalents (potential common stock) for the years ended August 31, 2010 and 2009 that are not included in the loss per share calculation above because their effect would be anti-dilutive for the periods indicated:

	For the Years Ended August 31,
	2010	2009
Plan Stock Options	45,000	245,000
Non-Plan Stock Options	—	—
Warrants	18,637,502	17,637,500
Convertible notes	764,286	17,500,000

NOTE 11 – INCOME TAXES

The Company adopted the provisions of ASC 740, “Income Taxes” (“ASC 740”) on January 1, 2007. As a result of the implementation of ASC 740, the Company recognized no adjustment in the net liability for unrecognized income tax benefits. The Company believes there are no potential uncertain tax positions and all tax returns are correct as filed. Should the Company recognize a liability for uncertain tax positions; the Company will separately recognize the liability for uncertain tax positions on its balance sheet. Included in any liability for uncertain tax positions, the Company will also record a liability for interest and penalties. The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of the current provision for income taxes.

ASC 740 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at August 31, 2010 and 2009, an operating loss carryforward of approximately $12.0 million and $11.4 million, respectively, which may be applied against future taxable income and which expires in various years through 2028.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax asset is approximately $4,093,000 as of August 31, 2010, and $1,750,000 as of August 31, 2009, with offsetting valuation allowances of the same amount.

Substantial changes in the company’s ownership have occurred, and therefore there is an annual limitation of the amount of Parent’s pre-acquisition net operating loss carryforward which can be utilized. Accordingly, only the post-acquisition net operating loss carryforward has been included for Parent.

EN2GO INTERNATIONAL, INC. AND SUBSIDIARY

(a development stage company)

Notes to Consolidated Financial Statements—(Continued)

As of and for the Year Ended August 31, 2010

The reconciliation of the provision (benefit) for income taxes computed at the U.S. federal statutory rate to the Company’s effective tax rate for the years ended August 31, 2010 and 2009 is as follows:

	2010	2009
Federal benefit at Statutory rate	$1,050,000	$1,014,000
State income tax, net of federal benefit	69,000	264,000
Unused net operating losses	(1,119,000)	(1,278,000)

Provision (Benefit) for income taxes	$—	$—

NOTE 12 – SUBSEQUENT EVENTS

Effective September 1, 2010, the Company entered into a consulting agreement with, L.A. Dreamline II, LLC, a marketing consultant, for a monthly consulting fee of $15,000. The consulting agreement is for a term of 25 months.

On November 8, 2010, the Company issued units (“Units”), at a purchase price per Unit of $.20, each Unit consisting of one share of common stock and a common stock purchase warrant to purchase one share of common stock at an exercise price of $.30 per share, on or before November 7, 2015, as follows:

(1)	2,750,000 Units were issued in conversion of $550,000 principal amount of debt held by Rick Genovese;

(2)	585,000 Units were issued to an investor in conversion of $100,000 principal amount of debt and $17,500 of accrued interest;

(3)	1,515,625 Units were issued to an investor in conversion of $250,000 principal amount of debt and $53,125 of accrued interest;

(4)	500,000 Units were issued to two investors (250,000 Units each) for an aggregate investment in the Company of $100,000;

(5)	1,250,000 Units, each Unit consisting of one share of common stock and a common stock purchase warrant to purchase one share of common stock at an exercise price of $.30 per share, on or before November 7, 2015, for an aggregate investment of $250,000.

On December 13, 2010, the Company received a subscription from one investor for an additional 500,000 Units for an investment of $100,000.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Our lease with John D. Howard Family Limited ended April 30, 2010. Effective May 1, 2010 we have entered into a month-to-month lease, providing for a monthly rental of $3,500 for our executive office. Rent expense for the years ended August 31, 2010 and 2009 was $158,658 and $234,432, respectively.

Future minimum lease payments on Operating leases are as follows:

Year	$
2011	$—
2012	$—
2013	$—
2014	$—

TOTAL	$—

EN2GO INTERNATIONAL, INC. AND SUBSIDIARY

(a development stage company)

Notes to Consolidated Financial Statements—(Continued)

As of and for the Year Ended August 31, 2010

We are party to the following litigation matters.

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

Cypress Communications. On April 12, 2010, we were sued in the Superior Court of California, County of Los Angeles-Central District, by Jonathan Neil & Associates, Inc., for $206,151.77, plus interest, for telecommunications and internet services allegedly provided by the plaintiff’s assignor, Cypress Communications, Inc. We have commenced mediation with Cypress and intend to settle this lawsuit.

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

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

As supervised by our board of directors and our Chief Executive Officer and Chief Financial Officer, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management’s Annual Report on Internal Control over Financial Reporting. Our chief executive and financial officer has concluded that our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e)) as of August 31, 2010, are not effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15, since the following material weakness existed: there were no controls in place to ensure that expenses were recorded when and as incurred or that payments of expenses were recorded, with the result that there was no accurate record of outstanding payables at any particular point in time, increasing the risk of incomplete or inflated expenses and accrued liabilities. We have initiated actions to correct the material weaknesses identified in our disclosure controls and procedures, and have devoted significant effort to the reconciliation of outstanding expense balances shown in our accounting records with prior invoicing and payments, as well as to the preparation of the financial statements included in this report as of August 31, 2010, and for the two year period then ended, so that the Company believes that such financial statements accurately present the Company’s financial position and results of operations as of August 31, 2010.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management assessed the effectiveness of internal control over financial reporting as of August 31, 2010. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control–Integrated Framework. Management concluded in this assessment that as of August 31, 2010, for the reasons set forth above, our internal control over financial reporting was not effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm, pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of our 2010 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

As of the date of this report, our executive officers and directors are as follows:

Each director holds office until the next annual meeting of shareholders and until the director’s successor is elected and qualified or until the director’s resignation or removal. Each executive officer holds office for the term for which such officer is elected or appointed and until a successor is elected or appointed and qualified or until such officer’s resignation or removal.

			Held
Name	Age	Title	Position Since
Robert Rosner	46	President and Chief Executive Officer, Chief Financial Officer and Director	President and Chief Executive Officer – March 2010 Director – May 2010
Bruce Schmidt	56	Secretary, Treasurer, Director	Director - September 2006 Secretary & Treasurer-April 2009
Richard Genovese	57	Director	June 2009
Frank Anderson	52	Director	June 2009

Robert Rosner, President, Chief Executive Officer, Chief Financial Officer and Director

Robert Rosner, 46, has served as the Chairman and Chief Executive Officer of Watair Inc. (OTC “WTAR”) since August 2005, and was reappointed as President in January 2008. Formerly he was President from August 2005 to April 2007. Mr. Rosner also currently serves as Corporate Secretary of Watair Inc., having been appointed to this position in March 2007. During his tenure with Watair, he was also the Vice President of Regulatory Affairs and Compliance and Corporate Secretary from August 2003 until August 2005. Watair is based out of Beverly Hills, CA and engages in the manufacture, marketing, and distribution of commercial and home/office atmospheric water generation machines.

Mr. Rosner has held Directorships with Watair from August 2003 to the current date and he has also served as President and director of Fortuna Silver Mines Inc., a company listed on the TSX (“FVI”) and OTC BB (“FVITF”), from June 1996 to January 2005.

Bruce Schmidt, Secretary, Treasurer & Director

Bruce Schmidt brings over twenty-seven years of strategic planning and management consulting experience to the Company. With a background in physics and education from the University of British Columbia, he has acted as a consultant and has served on the Board of Directors for a variety of Canadian biotech/hightech and venture capital companies from 1992 through 2005 including: Prescient Neuropharma Inc. (TSX- “PNO”) as President, Chief Executive Officer and Director; Alda Pharmaceuticals Corp. (TSX-“APH”) as Director; Biophage Pharma Inc. (TSX-“BUG”) as Corporate Secretary and Director; Strategic Merchant Bancorp, Ltd (TSX-“SMB”) as a Director; VP Media Group Ltd. (TSX- “DVD.H”) as Director and Aitchison Capital, Inc. (TSX-“TTI”) as a Director. Mr. Schmidt has also been involved with a number of non-profit Canadian organizations including: the Canadian Networks of Centers of Excellence, the Canadian Healthcare Licensing Association, the British Columbia Biotechnology Alliance (BC Biotech), B.C. Nanotechnology Alliance, British Columbia’s Integrated Technology Initiative and the New Economy and Adoption of Technologies Group of the British Columbia Securities Commission. Since May of 1996, Mr. Schmidt has been working as a Life-Sciences Management consultant under his own consulting company, RJS Management in Vancouver, BC. RJS Management provides executive counsel to hightech/biotech companies in the areas of business strategy, marketing and strategic partnering.

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

Corporate Governance

Directors are elected at the annual stockholder meeting or appointed by our Board of Directors and serve for one year or until their successors are elected and qualified. When a new director is appointed to fill a vacancy created by an increase in the number of directors, that director holds office until the next election of one or more directors by stockholders. Officers are appointed by our Board of Directors and their terms of office are at the discretion of our Board of Directors.

Committees of our Board of Directors

Audit Committee. Our Board of Directors plans to establish an Audit Committee, the members of which shall be considered as independent under the standards for independence for audit committee members established by the NYSE. The Audit Committee will operate under a written charter.

Other Committees. The Board does not have standing compensation or nominating committees. The Board does not believe a compensation or nominating committee is necessary based on the size of the Company, the current levels of compensation to corporate officers and the beneficial ownership by Richard Genovese of in excess of 50% of the Company’s outstanding common stock. The Board will consider establishing compensation and nominating committees at the appropriate time.

Stockholder Communications

The Board has not established a formal process for stockholders to send communications, including director nominations, to the Board; however, the names of all directors are available to stockholders in this report. Any stockholder may send a communication to any member of the Board of Directors, in care of the Company, at 644-1812 West Burbank Blvd., Burbank, CA 91506 (Attention: Secretary). Director nominations submitted by a stockholder will be considered by the full Board. Due to the infrequency of stockholder communications to the Board, the Board does not believe that a more formal process is necessary. However, the Board will consider, from time to time, whether adoption of a more formal process for such stockholder communications has become necessary or appropriate.

Other Information about our Board of Directors

During our fiscal year ended August 31, 2010, our Board of Directors did not meet, but acted by written consent six times.

We do not have a formal policy on attendance at meetings of our shareholders; however, we encourage all Board members to attend shareholder meetings that are held in conjunction with a meeting of our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of equity securities of the Company. Officers, directors, and greater than 10% stockholders are required to furnish the Company with copies of all Section 16(a) forms they file. Based on the copies of the reports and other written assurances provided to it, the Company believes that the following reports for our 2010 fiscal year were not filed timely: The following reports were filed late:

Mr. Genovese reported in a February 24, 2010 Form 4 filing (1) the acquisition of 200 shares of common stock purchased on October 25, 2009, and (2) the sale on February 16, 2010 of units comprising 1,000,000 shares of common stock and warrants to purchase 1,000,000 shares of common stock. In a July 28, 2010 Form 4 filing, Mr. Genovese reported purchases of 25,108 and 60,000 shares of common stock on July 19 and July 21, 2010, respectively, and in an August 31, 2010 Form 4 filing reported the purchase on August 4, 2010 of 5,000 shares of common stock.

Code of Ethics

The Company has adopted a Code of Ethics that applies to its executive officers, including its principal executive, financial and accounting officers. A copy of the Company’s Code of Ethics is included as an exhibit to the Company’s 2007 Form 10-KSB.

On March 3, 2009 the Company’s Board of Directors adopted an amended and restated Code of Ethics for the Company. A copy of the Company’s amended Code of Ethics was filed as an Exhibit to Form 8-K filed on March 4, 2009 and will be found posted on the Company’s website at www.en2go.com. Upon written request to the Secretary of the Company a copy will be provided to any stockholder.

Item 11.	Executive Compensation.

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers as at August 31, 2010 for all services rendered in all capacities to us during the last three completed fiscal years.

Name and Principal Position	Fiscal Year	Salary		Bonus	Stock Awards	Option Awards			Non-Equity Incentive Plan Compensation	Non- Qualified Deferred Compensation Earnings	All Other Compensation	Total
Robert Rosner (4)	2010											$-0-

Paul E. Fishkin, President CFO and Director (1)	2010 2009 2008		$8,000 153,750 172,000	— — —	— — —		$1,183,093		— — —	— — —	— — —	$8,000 153,750 1,355,093

Bruce Schmidt, Secretary Treasurer and Director. Former President, CEO and CFO (2)	2009 2008 2007	$	— — —	— — —	— — —		$115,739 40,955 —		— — —	— — —	— — —	$115,739 40,955 —

Tolga F. Katas, Chief Technology Officer	2010 2009 2008		$191,000 298,500 —	$50,000 — —	— — —	$	— 1,183,093 —		— — —	— — —	— — —	$241,000 1,481,593 —

Ted Cohen, Chief Strategic Officer and Director (3)	-0- 2009 2008		$-0- 105,000 95,000	— — —	— — —		20,000	(3)	— — —	— — —	— — —	$105,000 270,523

(1)	Mr. Fishkin became an executive officer of the Company in July 2007 at the time of the En2Go Nevada acquisition, and resigned as an officer of the Company on March 26, 2010.

(2)	Mr. Schmidt resigned from all officer positions with the Company in July 2007 at the time of the En2Go Nevada acquisition but remained as a Director. Mr. Schmidt did not receive any compensation for his services at that time. He was appointed secretary and treasurer of the Company in April 2009. Mr. Schmidt was granted stock options in 2008 and 2009 as compensation for his services performed as Chair of the Audit Committee and Chair of the Compensation Committee.
(3)	Mr. Cohen was granted stock options to purchase 20,000 shares in 2008 as compensation for his services to the Board of Directors.
(4)	Mr. Rosner was appointed Chief Executive Officer and Chief Financial Officer on March 27, 2010.

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

Stock Option Grants

As of August 31, 2010, stock option grants covering 45,000 shares of common stock were outstanding.

Option Exercises and Stock Vesting

During the fiscal year ended August 31, 2010, no options held by our executive officers and directors were exercised.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information, as of November 1, 2010, with respect to the beneficial ownership of the Company’s Common Stock by each person known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding

Common Stock and by directors and officers of the Company, both individually and as a group:

Name(1)	Shares Owned	Percent of Class
Principal Stockholders

Abeille Limited (2) Le Montaigne, 7 Av de Grande Bretagne Monte Carlo, Monaco 9800	9,100,000	29.62%

Janst Limited (3) P.O. Box 10129 APO, 5th Floor Citrus Grove, Goring Avenue Georgetown, Grand Cayman Cayman Islands	2,000,000	6.51%

511919 NB Ltd. (4) Suite 3123- Three Bentall Centre 595 Burrard Street – PO Box 49139 Vancouver, BC V7X 1J1	5,000,000	16.27%

Officers and Directors
Bruce Schmidt (5)	55,000	0.18%
Ted Cohen (6)	20,000	0.06%
Richard Genovese (7)(8)	13,091,108	42.62%
Frank Anderson	0	0%
All Officers and Directorsas a Group (4 persons)	17,762,702	42.86%

(1)	As of November 1, 2010, 24,216,002 shares of common stock were outstanding. Unless otherwise indicated, all shares are held beneficially and of record by the person indicated. Unless otherwise indicated, the address for each person in this table is 644-1812 West Burbank Blvd., Burbank, California 91506.
(2)	Includes currently exercisable stock purchase warrants entitling Abeille Limited to acquire 4,550,000 shares of the Company’s common stock. In calculating the percentage interest of such stockholder, the number of the Company’s issued and outstanding shares of common stock has been increased by the number of stock purchase warrants held by such person.
(3)	Includes currently exercisable stock purchase warrants entitling Janst Limited to acquire 1,000,000 shares of the Company’s common stock. In calculating the percentage interest of such stockholder, the number of the Company’s issued and outstanding shares of common stock has been increased by the number of stock purchase warrants held by such person.
(4)	Includes currently exercisable stock purchase warrants entitling 511919 NB Ltd. to acquire 2,500,000 shares of the Company’s common stock. In calculating the percentage interest of such stockholder, the number of the Company’s issued and outstanding shares of common stock has been increased by the number of stock purchase warrants held by such person.

(5)	Includes currently exercisable stock options entitling Mr. Schmidt to acquire 25,000 shares of the Company’s common stock. In calculating the percentage interest of such stockholder, the number of the Company’s issued and outstanding shares of common stock has been increased by the number of stock options held by such person.
(6)	Represents currently exercisable stock options entitling Mr. Cohen to acquire 20,000 shares of the Company’s common stock. In calculating the percentage interest of such stockholder, the number of the Company’s issued and outstanding shares of common stock has been increased by the number of stock options held by such person.
(7)	Includes currently exercisable stock purchase warrants entitling Mr. Genovese to acquire 6,500,000 shares of the Company’s common stock. In calculating the percentage interest of such stockholder, the number of the Company’s issued and outstanding shares of common stock has been increased by the number of stock purchase warrants held by such person.
(8)	On November 8, 2010, the Company issued 2,750,000 units (“Units”), each Unit consisting of one share of common stock and a common stock purchase warrant to purchase one share of common stock at an exercise price of $.30 per share, on or before November 7, 2015, to Richard Genovese in conversion of $550,000 principal amount of debt held by Mr. Genovese, an additional 250,000 Units to Mr. Genovese for an investment by Mr. Genovese of $50,000. Due to delays in effecting a change in the Company’s transfer agent, such shares of common stock, as well as other shares of common stock issued to investors in the Company, have not been issued as of the date of this report. It is expected that such shares will be issued shortly after this report is filed with the Securities and Exchange Commission.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

During the fiscal year ended August 31, 2009, the following related party transactions have occurred:

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

As at August 31, 2009, Richard Genovese, Director, was owed $274,498 for cash advanced to the Company, and during the year ended August 31, 2010, Mr. Genovese advanced $287,512 to us for additional working capital. These advances are non-interest bearing and due on demand.

PART IV

Item 14.	Principal Accountant Fees and Services

The Board of Directors has appointed Madsen & Assiates, CPA (“Madsen”), independent auditors, as the Company’s independent registered public accounting firm for the fiscal year ending August 31, 2010. Chisholm, Bierwolf & Nilson LLC CB&N had audited our financial statements since August 31, 2007, through August 31, 2009.

Audit Fees

During the fiscal year ended August 31, 2010, fees for services provided by were as follows:

	Fiscal Year Ended August 31, 2010	Fiscal Year Ended August 31, 2009
Audit Fees	$16,000	$23,093
Audit-Related Fees		2,663
Tax Fees		0
All Other Fees		0

Total	$16,000	$25,756

“Audit Fees” consisted of fees billed for services rendered for the audit of the Company’s annual financial statements, review of financial statements included in the Company’s quarterly reports on Form 10-Q, and other services normally provided in connection with statutory and regulatory filings.

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

Tax Fees

During 2010, our principal accountant did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During 2010, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

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

4. Other Fees are those associated with products or services not captured in the other categories.

Item 15.	Exhibits and Financial Statement Schedules.

(a)(3) Exhibits

Number	Description

3.1*	Restated Certificate of Incorporation of En2Go International, Inc. Dated August 15, 2007 (incorporated by reference to the Company’s Form 10-K for the year ended August 31, 2007 filed on December 14, 2007).

3.2*	Bylaws of En2Go International, Inc. (incorporated by reference to the Company’s Registration Statement on Form SB2 filed October 25, 2002).

10.1*	Employment Agreement, dated as of July 16, 2007, by and between EN2GO International Inc. and Paul E. Fishkin (incorporated by reference to the Company’s Form 8-K filed on July 18, 2007).

10.2*	Employment Agreement, dated as of July 16, 2007, by and between EN2GO International Inc. and Tolga Katas (incorporated by reference to the Company’s Form 8-K filed on July 18, 2007).

10.3*	En2Go International, Inc. Stock Option Plan (incorporated by reference to the Company’s Form 8-K, filed on November 16, 2007).

10.4*	License Agreement with Christine Marie dated as of June 4, 2007 (incorporated by reference to the Company’s Form 10-K for the year ended August 31, 2007 filed on December 14, 2007).

10.5*	Share Exchange Agreement with En2Go, Inc. and its Stockholders dated as of June 8, 2007 (incorporated by reference to the Company’s Form 10-K for the year ended August 31, 2008 filed on December 14, 2007).

10.6*	Investor Relations and Corporate Communications Agreement, dated as of January 23, 2008, by and between EN2GO International Inc. and Connect Capital Ltd. (incorporated by reference to the Company’s Form 8-K filed on January 28, 2008).

10.7*	Investor Relations and Corporate Communications Agreement, dated as of January 23, 2008, by and between EN2GO International Inc. and Connect Corporate Communications, Inc. (incorporated by reference to the Company’s Form 8-K filed on January 28, 2008).

10.8*	Agreement for Settlement and Forgiveness of Debt, dated as of February 5, 2008 (incorporated by reference to the Company’s Form 10-QSB for the period ended February 29, 2008 filed on April 18, 2008).

10.9*	Amended and Restated En2go International, Inc. 2007 Stock Option plan, Dated July 1, 2008 (incorporated by reference to “Exhibit A” in the Company’s Definitive Proxy Statement filed on July 16, 2008).

10.10*	Convertible Promissory Note as Amended, dated August 1, 2008 by and between En2go International, Inc. and NSC Investments Ltd. (incorporated by reference to the Company’s Form 10-K for the year ended August 31, 2008 filed on December 15, 2008).

10.11*	Share Purchase Agreement, dated September 11, 2008, by and between En2go International, Inc. and Richard Genovese (incorporated by reference to the Company’s Form 10-K for the year ended August 31, 2008 filed on December 15, 2008).

10.12*	Convertible Debenture Agreement between Richard Genovese and the Company dated January 15, 2009 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended November 30, 2008 filed on January 20, 2009).

10.13*	Form Convertible Debenture (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended November 30, 2008 filed on January 20, 2009).

10.14*	Form Common Stock Warrant (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended November 30, 2008 filed on January 20, 2009).

10.15*	Amended Convertible Debenture Agreement between Richard Genovese and the Company Dated January 15, 2009 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended February 28, 2009 filed on April 20, 2009).

10.16*	Premium Network License and Reseller Agreement between Digital Stream, Inc. and the Company dated June 10, 2009 (incorporated by reference to the Company’s Report on Form 8-K filed on June 17, 2009).

14.1*	Code of Ethics and Business Conduct (incorporated by reference to the Company’s Form 10-KSB filed on November 19, 2003).

14.2*	Amended and Restated Code Of Ethics (incorporated by reference to the Company’s Form 8-K filed on March 4, 2009).

99.1*	Certificate of Change Pursuant to NRS 78.209 For Nevada Profit Corporations (incorporated by reference to the Company’s Form 10-K filed on December 15, 2009).

23	Consent of Chisholm, Bierwolf, Nilson & Morrill

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed previously

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EN2GO INTERNATIONAL, INC.

Dated: January 13, 2011

	By:	/S/ ROBERT ROSNER
Robert Rosner
President, Chief Executive Officer,
Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant in the capacities indicated, on January 13, 2011.

/S/ ROBERT ROSNER
Robert Rosner, President, Chief Executive Officer and Director

/S/ BRUCE SCHMIDT
Bruce Schmidt
Director

/S/ RICHARD GENOVESE
Richard Genovese
Director

/S/ FRANK ANDERSON
Frank Anderson
Director