Form 10-Q
period 2010-11-30
EN2GO INTERNATIONAL INC
filed 2011-01-19
CIK 1200528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended November 30, 2010

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 000-50480

EN2GO INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0389557
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

644-1812 W. Burbank Blvd, Burbank, CA	91506
(Address of principal executive offices)	(Zip Code)

(818 748-6244

(Registrant’s Telephone Number, Including Area Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 30,816,167 shares of $0.00001 par value common stock issued and outstanding as of January 19, 2010.

EN2GO INTERNATIONAL, INC.

INDEX

EN2GO INTERNATIONAL, INC. AND SUBSIDIARY

(a development stage company)

INDEX

			Page
Part I		Financial Information	1

	Item 1.	Financial Statements	1

		Consolidated Balance Sheets as of November 30, 2010 and August 31, 2010 (unaudited)	2

		Consolidated Statements of Operations for the Three Months Ended November 30, 2010 and 2009 and the period from inception (January 31, 2007) through November 30, 2010 (unaudited)	3

		Consolidated Statements of Stockholders’ Deficiency for the Period Ended November 30, 2010 (unaudited)	4-5

		Consolidated Statements of Cash Flows for the Three Months Ended November 30, 2010 and 2009 and the period from inception (January 31, 2007) through November 30, 2010 (unaudited)	6

		Notes to Unaudited Consolidated Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

	Item 3.	Quantitive and Qualitive Disclosures About Market Risk	24

	Item 4.	Controls and Procedures	24

Part II			25

	Item 1.	Legal Proceedings	25

	Item 6.	Exhibits	26

	Signatures		26

PART I.             Financial Information

Item 1.      Financial Statements (Unaudited)

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. The following condensed consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2010.

The results of operations for the three months ended November 30, 2010 are not necessarily indicative of the results for the entire fiscal year or for any other period.

EN2GO INTERNATIONAL, INC. AND SUBSIDIARY

(a development stage company)

Consolidated Balance Sheets

(Unaudited)

	November 30, 2010	August 31, 2010
ASSETS
Current Assets:
Cash	$115,221	$4,942

Total Assets	$115,221	$4,942

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$1,075,741	$1,124,248
Accrued expense	3,967	65,000
Due to related party	12,010	562,010
Covertible debt (net of discount)	—	344,167

Total Current Liabilities	1,091,718	2,095,425

Total Liabilities	1,091,718	2,095,425

Commitments and Contingencies

Stockholders’ Deficit:
Common stock, $.00001 par value, 90,000,000 shares authorized, and 30,816,167 and 24,215,542 shares issued and outstanding at November 30, 2010 and August 31, 2010 , respectively	308	242
Capital in excess of par value	13,734,857	12,414,798
Deficit accumulated during the development stage	(14,711,662)	(14,505,523)

Total stockholders’ deficit	(976,497)	(2,090,483)

Total Liabilities and Stockholders’ Deficit	$115,221	$4,942

See notes to unaudited consolidated financial statements

EN2GO INTERNATIONAL, INC. AND SUBSIDIARY

(a development stage company)

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended November 30,		Period from inception (January 31, 2007) through November 30,
	2010	2009	2010
Revenues	$—	$—	$—

Costs and Expenses:
General and administrative expenses	195,322	226,897	6,067,671
Stock issued for services	—	—	1,762,617
Non-cash compensation	—	—	3,990,692
Impairment loss	—	—	1,104,917

Total operating expenses	195,322	226,897	12,925,897

Loss from operations	(195,322)	(226,897)	(12,925,897)

Other Income (Expense):
Other income	141	—	29,961
Interest expense	(5,125)	(12,375)	(210,594)
Interest expense on amortization of note discount	(5,833)	(1,170,170)	(1,605,132)

Total other income (expense)	(10,817)	(1,182,545)	(1,785,765)

Loss Before Provision for Income Taxes	(206,139)	(1,409,442)	(14,711,662)

Provision for income taxes	—	—	—

Net Loss	$(206,139)	$(1,409,442)	$(14,711,662)

Net loss per share of common stock - Basic and diluted	$(0.01)	$(0.08)

Weighted Average Shares Outstanding - Basic and diluted	25,956,433	18,484,818

See notes to unaudited consolidated financial statements

EN2GO INTERNATIONAL, INC. AND SUBSIDIARY

(a development stage company)

Consolidated Statements of Stockholders’ Deficit

(Unaudited)

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

See notes to unaudited consolidated financial statements

EN2GO INTERNATIONAL, INC. AND SUBSIDIARY

(a development stage company)

Consolidated Statements of Stockholders’ Deficit

(Unaudited)

(Continued)

	Common Shares	Stock Amount	Capital in Excess of Par Value	Prepaid Stockholders’ Equity	Deficit Accumulated During Development Stage	Total Stockholders’ Equity
Issuance of common stock upon conversion of convertible debt	17,500,000	175	1,749,825			1,750,000

Sale of common stock	1,000,002	10	349,990			350,000

Issuance of common stock as consideration for payment of accounts payable	202,000	2	96,201			96,203

Net loss for the year ended August 31, 2010	—	—	—	—	(3,089,142)	(3,089,142)

Balance - August 31, 2010	24,215,542	242	12,414,798	—	(14,505,523)	(2,090,483)

Issuance of common stock upon conversion of convertible debt	4,850,625	49	678,888			678,937

Sale of common stock	1,750,000	17	244,988			245,005

Allocation of sale of common stock and conversion of debt to warrants issued			396,183			396,183

Net loss for the three months ended November 30, 2010	—	—	—	—	(206,139)	(206,139)

Balance - November 30, 2010	30,816,167	$308	$13,734,857	$—	$(14,711,662)	$(976,497)

See notes to unaudited consolidated financial statements

EN2GO INTERNATIONAL, INC. AND SUBSIDIARY

(a development stage company)

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended November 30,		Period from inception (January 31, 2007) through November 30,
	2010	2009	2010
Cash Flows From Operating Activities:
Net loss	$(206,139)	$(1,409,442)	$(14,711,662)

Adjustments to reconcile net loss to net cash used in operating activities:
Debt financing costs	5,833	1,170,170	1,906,933
Depreciation expense	—	15,056	144,804
Impairment loss	—	—	1,104,917
Options, warrants and common stock issued for services rendered	—	—	5,753,309

Changes in operating assets and liabilities:
Prepaid expense	—	(12,000)	—
Accounts payable	(48,507)	(8,123)	1,176,441
Accrued expense	8,592	12,375	73,592

Net cash used in operating activities	(240,221)	(231,964)	(4,551,666)

Cash Flows From Investing Activities:
Purchase of property and equipment	—	(2,273)	(182,502)
Software development	—	(64,500)	(1,109,417)

Net cash used in investing activities	—	(66,773)	(1,291,919)

Cash Flows From Financing Activities:
Proceeds from related party	500	45,600	562,510
Proceeds from sale of equipment	—	—	37,697
Proceeds from issuance of notes payable	—	—	2,600,000
Repayment of notes payable	—	—	(500,000)
Proceeds from issuance of common stock, net of offering costs	350,000	350,000	3,258,599

Net cash provided by financing acitivities	350,500	395,600	5,958,806

Net (decrease) increase in cash	110,279	96,863	115,221
Cash beginning of period	4,942	3,132	—

Cash end of period	$115,221	$99,995	$115,221

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—

Income taxes	—	—

Common stock issued for payment of accounts payable	$70,125	$—	$166,325

Common stock issued upon conversion of covertible debt	$900,000	$—	$2,600,000

See notes to unaudited consolidated financial statements

EN2GO INTERNATIONAL, INC. AND SUBSIDIARY

(a development stage company)

Notes to Unaudited Consolidated Financial Statements

As of and for the Three Months Ended November 30, 2010

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

EN2GO INTERNATIONAL, INC. AND SUBSIDIARY

(a development stage company)

Notes to Unaudited Consolidated Financial Statements

As of and for the Three Months Ended November 30, 2010

Basis of Presentation and Going Concern

The consolidated balance sheet as of November 30, 2010 and the consolidated statements of operations, stockholders’ deficiency and cash flows for the periods presented have been prepared by En2Go International, Inc. and Subsidiary (the “Company” or “En2Go”) and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders’ equity and cash flows for all periods presented have been made. The information for the consolidated balance sheet as of August 31, 2010 were derived from audited financial statements

Our consolidated financial statements have been prepared assuming that we will continue as a going concern. However, we have sustained losses and as of November 30, 2010, we have no revenues and have a net working capital deficiency and a negative cash flow from operations. These conditions, among others, give rise to substantial doubt about our ability to continue as a going concern. Management is continuing to seek additional equity capital. Until such time, we anticipate our working capital needs will be funded with proceeds from equity and debt financing. Management believes these steps will provide us with adequate funds to sustain our continued existence. There is, however, no assurance that the steps taken by management will meet all of our needs or that we will continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Development Stage Activities

Since inception the Company has not yet generated significant revenues and has been defining its business operations and raising capital. All of our operating results and cash flows reported in the accompanying consolidated financial statements from January 31, 2007 through November 30, 2010 are considered to be those related to development stage activities and represent the cumulative from inception amounts from our development stage activities required to be reported pursuant to ASC 915, “Development Stage Enterprises”.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are summarized in Note 2 of the Company’s Annual Report on Form 10-K for the year ended August 31, 2010. There were no significant changes to these accounting policies during the three months ended November 30, 2010 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

NOTE 3 – FINANCIAL INSTRUMENTS

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

EN2GO INTERNATIONAL, INC. AND SUBSIDIARY

(a development stage company)

Notes to Unaudited Consolidated Financial Statements

As of and for the Three Months Ended November 30, 2010

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

As of November 30, 2010, the Company held certain financial assets that are measured at fair value on a recurring basis. These consisted of cash and cash. The fair value of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1. The Company does not have any financial assets measured at fair value on a recurring basis as Level 2 or Level 3.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of November 30, 2010 and August 31, 2010.

	Assets at Fair Value as of November 30, 2010 and August 31, 2010
	Quoted Prices in
	Active Markets for	Significant Other	Significant Other
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
November 30, 2010
Cash and cash equivalents	$115,221	$—	$—

Total	$115,221	$—	$—

August 31, 2010
Cash and cash equivalents	$4,942	$—	$—

Total	$4,942	$—	$—

The Company had no financial assets accounted for on a non-recurring basis as of November 30, 2010.

There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the three months ended November 30, 2010 and the Company did not have any financial liabilities as of November 30, 2010. The Company has other financial instruments, such as advances and other receivables, accounts payable and other liabilities, notes payable and other assets, which have been excluded from the table above. Due to the short-term nature of these instruments, the carrying value of advances and other receivables, accounts payable and other liabilities, notes payable and other assets approximate their fair values.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the three months ended November 30, 2010, Richard Genovese, a Director of the Company, (“Genovese”) invested $50,000 into the Company as additional working capital by way of the issuance of 250,000 units (“Units”), at a purchase price per Unit of $.20,

EN2GO INTERNATIONAL, INC. AND SUBSIDIARY

(a development stage company)

Notes to Unaudited Consolidated Financial Statements

As of and for the Three Months Ended November 30, 2010

each Unit consisting of one share of common stock and a common stock purchase warrant to purchase one share of common stock at an exercise price of $.30 per share.

During the three months ended November 30, 2010, Genovese converted $550,000 of debt owed to him into 2,750,000 units (“Units”), at a conversion price per Unit of $.20, each Unit consisting of one share of common stock and a common stock purchase warrant to purchase one share of common stock at an exercise price of $.30 per share. The fair value of the warrants issued was $165,000. As of November 30, 2010 and August 31, 2010, the amount due Genovese was $12,010 and $562,010, respectively.

NOTE 5 – CONVERTIBLE DEBT

	November 30, 2010	August 31, 2010
The Company issued notes payable of $2,100,000 during the year ended August 31, 2009	$—	$350,000

Discount on note payable net of amortization	—	(5,833)

Total	$—	$344,167

Interest expense for the three months ended November 30, 2010 and 2009 was $5,125 and $12,375 respectively.

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

EN2GO INTERNATIONAL, INC. AND SUBSIDIARY

(a development stage company)

Notes to Unaudited Consolidated Financial Statements

As of and for the Three Months Ended November 30, 2010

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

In November 2010, the Company entered into an agreement with Janst Limited to issue 1,515,625 units (“Units”), at a conversion price per Unit of $.20, each Unit consisting of one share of common stock and a common stock purchase warrant to purchase one share of common stock at an exercise price of $.30 per share, to settle $250,000 of principal debt and $53,125 of accrued interest.

In November 2010, the Company entered into an agreement with NSC Investments Ltd. to issue 585,000 units (“Units”), at a conversion price per Unit of $.20, each Unit consisting of one share of common stock and a common stock purchase warrant to purchase one share of common stock at an exercise price of $.30 per share, to settle $100,000 of principal debt and $17,500 of accrued interest.

NOTE 6 – COMMON STOCK

The Company has authorized 90,000,000 shares of common stock with a par value of $.00001. At November 30, 2010 and August 31, 2010, the Company had 30,816,167 and 24,215,542 shares of common stock issued and outstanding, respectively.

On April 10, 2007, the Company completed a forward stock split by issuing two additional shares of common stock for every one share previously issued.

EN2GO INTERNATIONAL, INC. AND SUBSIDIARY

(a development stage company)

Notes to Unaudited Consolidated Financial Statements

As of and for the Three Months Ended November 30, 2010

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

The unpaid principal balance of the promissory note is due and payable in full on the sale of any assets of the Company or November 1, 2008. Further consideration for the loan shall consist of 15,000 shares of our common stock at the funding, 5,000 shares of our common stock at the beginning of the next month, and 10,000 shares at the beginning of the next month. This promissory note was extended until February 1, 2009. We agreed to pay 3,900 shares of our common stock as interest and an additional issuance of 10,000 shares of our common stock in lieu of the extension of the note. The promissory note was further extended to May 1, 2009 and we agreed to issue 3,000 shares of our common stock as interest and additional issuance of 20,040 shares of our common stock for additional compensation. During the year ended August 31, 2009, an aggregate of 71,940 common shares were issued to NSC Investments Ltd. The remaining $100,000 plus accrued interest shall be convertible at NSC’s option at $2.00 per share on or before May 1, 2010. In November 2010, NSC converted the remaining $100,000 and $17,500 of accrued interest into 585,000 shares of the Company’s common stock. The fair value of the warrants was $126,188.

During August 2008, the Company issued 45,000 warrants valued at approximately $338,000 to purchase stock for services rendered. The warrants vest over various terms. During the year ended August 31, 2009, the Company recognized compensation expense of $216,479. The fair value of each warrant granted is estimated on the date granted using the Black-Scholes option

EN2GO INTERNATIONAL, INC. AND SUBSIDIARY

(a development stage company)

Notes to Unaudited Consolidated Financial Statements

As of and for the Three Months Ended November 30, 2010

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

EN2GO INTERNATIONAL, INC. AND SUBSIDIARY

(a development stage company)

Notes to Unaudited Consolidated Financial Statements

As of and for the Three Months Ended November 30, 2010

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

On November 8, 2010, we entered into a subscription agreement with Janst Limited; whereby Janst purchased 1,250,000 shares of our common stock and 1,250,000 warrants with an exercise price of $.30 for $250,000.

On November 8, 2010, we entered into a subscription agreement with NSC Investments Ltd.; whereby NSC purchased 250,000 shares of our common stock and 250,000 warrants with an exercise price of $.30 for $50,000.

On November 8, 2010, we entered into a subscription agreement with Richard Genovese.; whereby Mr. Genovese purchased 250,000 shares of our common stock and 250,000 warrants with an exercise price of $.30 for $50,000.

The fair value of the warrants issued in connection with the sale of common stock during the three months ended November 30, 2010 was $104,995.

NOTE 7 – OPTIONS AND WARRANTS

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

EN2GO INTERNATIONAL, INC. AND SUBSIDIARY

(a development stage company)

Notes to Unaudited Consolidated Financial Statements

As of and for the Three Months Ended November 30, 2010

	Shares	Weighted Average Exercise Price
Outstanding, September 1, 2010	45,000	$7.70

Granted

Expired/Cancelled	—	—

Exercised	—	—

Outstanding, period ended November 30, 2010	45,000	7.70

Exercisable at November 30, 2010	45,000	$7.70

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

EN2GO INTERNATIONAL, INC. AND SUBSIDIARY

(a development stage company)

Notes to Unaudited Consolidated Financial Statements

As of and for the Three Months Ended November 30, 2010

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

On November 8, 2010, we entered into a subscription agreement with Janst Limited; whereby Janst purchased 1,250,000 shares of our common stock and 1,250,000 warrants with an exercise price of $.30 for $250,000.

On November 8, 2010, we entered into a subscription agreement with NSC Investments Ltd.; whereby NSC purchased 250,000 shares of our common stock and 250,000 warrants with an exercise price of $.30 for $50,000.

On November 8, 2010, we entered into a subscription agreement with Richard Genovese.; whereby Mr. Genovese purchased 250,000 shares of our common stock and 250,000 warrants with an exercise price of $.30 for $50,000.

The Company has determined the estimated value of the compensatory warrants granted to non-employees in exchange for services and financing expenses using the Black-Scholes pricing model and the following assumptions: expected term of 1year, a risk free interest rate of 1.79%, a dividend yield of 0% and volatility of 193.92% in 2010.

	Warrants	Weighted Average Exercise Price
Outstanding, September 1, 2010	18,637,502	$0.19

EN2GO INTERNATIONAL, INC. AND SUBSIDIARY

(a development stage company)

Notes to Unaudited Consolidated Financial Statements

As of and for the Three Months Ended November 30, 2010

Granted	6,600,625	0.30

Expired/Cancelled	—	—

Exercised	—	—

Outstanding, period ended November 30, 2010	25,238,127	$0.22

Exercisable	25,238,127	$0.22

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company.

	Warrants Outstanding			Warrants Exercisable
Year	Exercise Price	Number of Warrants Outstanding	Weighted Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
2008	$2.00	100,000	4.16	100,000	2.00
2009	0.15	*10,000,000	2.42	10,000,000	0.15
2009	0.15	*2,500,000	2.47	2,500,000	0.15
2009	0.15	*500,000	2.50	500,000	0.15
2009	0.15	*1,700,000	2.64	1,700,000	0.15
2009	0.15	*150,000	2.67	150,000	0.15
2009	0.15	*50,000	2.68	50,000	0.15
2009	0.15	*50,000	2.71	50,000	0.15
2009	3.00	37,500	0.70	37,500	3.00
2009	0.15	*500,000	2.97	500,000	0.15
2009	0.15	*2,050,000	2.97	2,050,000	0.15
2010	$.60	1,000,002		1,000,002	0.60
2010	$.30	6,600,625		6,600,625	0.30
Total		25,238,127		25,238,127

As at November 30, 2010 none of the Company’s outstanding warrants have been exercised or cancelled.

*	Pursuant to the terms of the debentures issued under the Genovese Agreement, the warrants contain an anti-dilusion provision that states it is specifically agreed that in the event that the Company shall reduce the number of outstanding shares of Common Stock by combining such shares into a smaller number of shares, then, in such case, the then applicable Exercise Price per Warrant Share purchasable pursuant to the Warrant Certificate in effect at the time of such action will not be changed.

NOTE 8 – EARNINGS PER SHARE

EN2GO INTERNATIONAL, INC. AND SUBSIDIARY

(a development stage company)

Notes to Unaudited Consolidated Financial Statements

As of and for the Three Months Ended November 30, 2010

Basic Loss Per Share - The computation of basic and diluted loss per common share is based on the weighted average number of shares outstanding during each period.

	For the Three Months Ended November 30,
	2010	2009
NET LOSS	$(206,139)	$(1,409,442)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING BASIC and DILUTED LOSS PER COMMON SHARE	$(0.01)	$(0.08)

EN2GO INTERNATIONAL, INC. AND SUBSIDIARY

(a development stage company)

Notes to Unaudited Consolidated Financial Statements

As of and for the Three Months Ended November 30, 2010

The following table sets forth common stock equivalents (potential common stock) for the three months ended November 30, 2010 and 2009 that are not included in the loss per share calculation above because their effect would be anti-dilutive for the periods indicated:

	For the Three Months Ended November 30,
	2010	2009
Plan Stock Options	45,000	245,000
Warrants	25,238,127	18,637,502
Convertible notes	—	764,286

NOTE 9 – INCOME TAXES

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

The Company recorded no provision for income taxes for the three months ended November 30, 2010 and 2009.

NOTE 10 – SUBSEQUENT EVENTS

On December 13, 2010, the Company received a subscription from one investor for an additional 500,000 Units for an investment of $100,000.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

EN2GO INTERNATIONAL, INC. AND SUBSIDIARY

(a development stage company)

Notes to Unaudited Consolidated Financial Statements

As of and for the Three Months Ended November 30, 2010

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

Results of Operations

For the Three Months Ended November 30, 2010 and 2009

We had a net loss of $206,139 for the three months ended November 30, 2010 compared to a net loss of $1,409,442 for the three months ended November 30, 2009. The change is explained below.

Operating Expenses: Operating expenses were $195,322 and $226,897 for the three months ended November 30, 2010 and 2009, respectively. The decrease of $31,575 was primarily due to a decrease in salaries and wages.

Other income (expense): Other income (expense) was $(10,817) for the three months ended November 30, 2010 compared to $(1,182,170) recorded for the three months ended November 30, 2009. The decrease was primarily due to the decrease in amortization costs of the notes payable from $(1,170,170) in 2009 to (5,833) in 2010, and a decrease in interest expense from $(12,375) in 2009 to $(5,125) in 2010.

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

Liquidity and Capital Resources

At November 30, 2010, total assets increased to $115,221, as compared with total assets of $4,942 at August 31, 2010. The increase is primarily due to the proceeds of $350,000 from the sale of common stock during the three months ended November 30, 2010.

Net cash used in operating activities was $240,221 and $231,694 for the three months ended November 30, 2010 and 2009, respectively. The increase in cash used by operating activities was primarily due to the decrease in accounts payable. Net cash used in investing activities was $-0- and $66,773 for the three months ended November 30, 2010 and 2009, respectively. Investing activities for the three months ended November 30, 2009 resulted from the purchase of computers and furniture and software development costs. Net cash provided by financing activities, principally the sale of common stock, was $350,500 and $395,600 for the three months ended November 30, 2010 and 2009, respectively.

The Company suffered recurring losses from operations and has an accumulated deficit of $14,711,662 at November 30, 2010. Primarily as a result of our recurring losses and our lack of liquidity, the Company has received a report from our independent auditors that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. We have delayed payment of a substantial amount of accounts payable and accrued expenses and reduced our expenses to a minimum level. Our existing cash and cash equivalents will not be sufficient to fund our operations. Unless we receive liquidity from new purchase orders, obtain additional capital, loans or sell or license assets, we may be required to seek to reorganize our business or discontinue operations and liquidate our assets. There can be no assurance that the Company will be able to secure sufficient financing or on terms acceptable to the Company. If additional funds are raised through the issuance of equity securities, the percentage ownership of our current stockholders is likely to or will be reduced.

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

On November 8, 2010, we entered into a subscription agreement with Janst Limited; whereby Janst purchased 1,250,000 shares of our common stock and 1,250,000 warrants with an exercise price of $.30 for $250,000.

On November 8, 2010, we entered into a subscription agreement with NSC Investments Ltd.; whereby NSC purchased 250,000 shares of our common stock and 250,000 warrants with an exercise price of $.30 for $50,000.

On November 8, 2010, we entered into a subscription agreement with Richard Genovese.; whereby Mr. Genovese purchased 250,000 shares of our common stock and 250,000 warrants with an exercise price of $.30 for $50,000.

Going Concern

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

Off-Balance Sheet Arrangements

As of November 30, 2010, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule

13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

EN2GO INTERNATIONAL, INC. (Registrant)

Date: January 19, 2011	By: ROBERT ROSNER Robert Rosner
President, Chief Executive and Chief Financial Officer