Form 10-Q
period 2011-02-28
EN2GO INTERNATIONAL INC
filed 2011-04-19
CIK 1200528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

þ	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended February 28, 2011

or

o	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from            to

Commission File Number 000-50480

EN2GO INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0389557
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

644-1812 W. Burbank Blvd, Burbank, CA 91506

(Address of principal executive offices) (Zip Code)

(818 748-6244)
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

YES þ NO o

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

Large accelerated filer o	Accelerated filer o	Non-accelerated filer o	Smaller reporting company þ
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES o NO þ

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 31,316,627 shares of $0.00001 par value common stock issued and outstanding as of March 31, 2011.

EN2GO INTERNATIONAL, INC. AND SUBSIDIARY

(a development stage company)

INDEX

Page
Part I Financial Information

Item 1. Financial Statements	1

Consolidated Balance Sheets as of February 28, 2011
and August 31 , 2010 (unaudited)	2

Consolidated Statements of Cash Flows for the Six Months Ended
February 28, 2011 and 2009 and the period from inception
(January 31, 2007) through February 28, 2011 (unaudited)	3

Consolidated Statements of Stockholders' Deficiency for the Period
Ended February 28, 2011 (unaudited)	4

Consolidated Statements of Operations for the Three
Months Ended February 28, 2011 and 2009 and the period from
inception (January 31 , 2007) through February 28, 2011 (unaudited)	5

Notes to Unaudited Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and	15
Results of Operations

Item 3. Quantitive and Qualitive Disclosures About Market Risk	17

Item 4. Controls and Procedures	17-18

Part II

Item 1. Legal Proceedings	18

Item 6. Exhibits	19

Signatures	19

PART I. Financial Information

Item 1. Financial Statements (Unaudited)

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. The following condensed consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended August 31, 2010.

The results of operations for the six and three months ended February 28, 2011 are not necessarily indicative of the results for the entire fiscal year or for any other period.

EN2GO INTERNATIONAL, INC. AND SUBSIDIARY
(a development stage company)
Consolidated Balance Sheets
(Unaudited)

	February 28,	August 31,
	2011	2010

ASSETS
Current Assets:
Cash	$ 101,121	$ 4,942

Property and Equipment - net	13,200	-
Total Assets	$ 114,321	$ 4,942

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$ 1,091,316	$ 1,124,248
Accrued expenses	14,503	65,000
Due to related party	132,099	562,010
Covertible debt (net of discount)	-	344,167
Total Current Liabilities	1,237,918	2,095,425

Total Liabilities	1,237,918	2,095,425

Commitments and Contingencies

Stockholders' Deficiency:
Common stock, $.00001 par value, 90,000,000 shares authorized, and 31,316,627 and 24,215,542 shares issued and outstanding at
February 28, 2011 and August 31, 2010, respectively	313	242
Capital in excess of par value	13,834,852	12,414,798
Deficit accumulated during the development stage	(14,958,762)	(14,505,523)
Total Stockholders' Deficiency	(1,123,597)	(2,090,483)

Total Liabilities and Stockholders' Deficiency	$ 114,321	$ 4,942

See notes to unaudited consolidated financial statements

EN2GO INTERNATIONAL, INC. AND SUBSIDIARY
(a development stage company)
Consolidated Statements of Cash Flows
(Unaudited)

			Period from
			inception
			(January 31, 2007)
	For the Six Months Ended		through
	February 28,		February 28,
	2011	2010	2011
Cash Flows From Operating Activities:
Net loss	$(453,239)	$ (1,718,295)	$ (14,958,762)

Adjustments to reconcile net loss to net cash used in operating activities:
Debt financing costs	5,833	1,178,920	1,906,933
Depreciation expense	1,200	30,112	146,004
Impairment loss	-	-	1,104,917
Options, warrants and common stock issued for services rendered	-	-	5,753,309
Gain on sale of equipment	(9,000)	-	(9,000)

Changes in operating assets and liabilities:
Prepaid expense	-	-	-
Accounts payable	(32,932)	138,634	1,192,016
Accrued expense	19,628	24,750	84,628
Net cash used in operating activities	(468,510)	(345,879)	(4,779,955)

Cash Flows From Investing Activities:
Purchase of property and equipment	(14,400)	151	(196,902)
Software development	-	(141,500)	(1,109,417)

Net cash used in investing activities	(14,400)	(141,349)	(1,306,319)

Cash Flows From Financing Activities:
Proceeds from related party	120,089	142,100	682,099
Proceeds from sale of equipment	9,000	-	46,697
Proceeds from issuance of notes payable	-	-	2,600,000
Repayment of notes payable	-	-	(500,000)
Proceeds from issuance of common stock, net of offering costs	450,000	350,000	3,358,599
Net cash provided by financing activities	579,089	492,100	6,187,395

Net (decrease) increase in cash	96,179	4,872	101,121
Cash beginning of period	4,942	3,132	-
Cash end of period	$ 101,121	$ 8,004	$ 101,121

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$ -	$ -
Income taxes	-	-

Common stock issued for payment of accounts payable	$ 70,125	$ -	$ 166,325

Common stock issued upon conversion of convertible debt	$ 900,000	$ -	$ 2,600,000

See notes to unaudited consolidated financial statements

EN2GO INTERNATIONAL, INC. AND SUBSIDIARY
(a development stage company)
Consolidated Statements of Stockholders' Deficiency
(Unaudited)

					Deficit
					Accumulated
			Capital in	Prepaid	During	Total
	Common	Stock	Excess of	Stockholders'	Development	Stockholders'
	Shares	Amount	Par Value	Equity	Stage	Equity
Balance - August 31, 2007	4,980,000	50	999,950	-	(602,659)	397,341

Issuance of options and warrants
issued for services rendered	-	-	3,686,768	-	-	3,686,768

Common stock issued for $10.00
per share in January 2008	135,000	1	1,349,999	-	-	1,350,000

Offering costs on issuance of
common stock	-	-	(91,401)	-	-	(91,401)

Issuance of common stock for
services rendered rendered	100,000	1	1,849,999	-	-	1,850,000

Issuance of common stock as
consideration for debt financing	16,600	-	144,600	(6,400)	-	138,200

Net loss for the year ended
August 31, 2008	-	-	-	-	(7,830,062)	7,830,062)

Balance - August 31, 2008	5,231,600	52	7,939,915	(6,400)	(8,432,721)	99,154)

Common stock and warrants
issued for $1.50 per unit in
October 2008	100,000	1	149,999	-	-	150,000

Common stock issued for services
rendered in October 2008	30,000	-	63,000	-	-	63,000

Common stock issued for services
in November 2008	5,000	-	14,000	-	-	14,000

Common stock issued in
consideration of debt financing -
Sept - April 2009	71,940	1	174,999	-	-	175,000

Common stock issued for $2.00
per share in May 2009	75,000	1	149,999	-	-	150,000

Discount on notes payable net of
amortization	-	-	1,593,729	-	-	1,593,729

Interest and stock based
compensation	-	-	133,141	6,400	-	139,541

Net loss for the year ended
August 31, 2009	-	-	-	-	(2,983,660)	(2,983,660)
Issuance of common stock upon
conversion of convertible debt	17,500,000	175	1,749,825	-	-	1,750,000

Sale of common stock	1,000,002	10	349,990	-	-	350,000

Issuance of common stock as
consideration for payment of
accounts payable	202,000	2	96,201	-	-	96,203

Net loss for the year ended
August 31, 2010	-	-	-	-	(3,089,142)	(3,089,142)

Balance - August 31, 2010	24,215,542	242	12,414,798	-	(14,505,523)	(2,090,483)

Issuance of common stock upon
conversion of convertible debt	4,851,085	49	678,888	-	-	678,937

Sale of common stock	2,250,000	27	314,983	-	-	315,010

Allocation of sale of common stock
and conversion of debt to warrants
issued	-	-	426,183	-	-	426,183

Net loss for the six months ended
February 28, 2011	-	-	-	-	(453,239)	(453,239)

Balance - February 28, 2011	31,316,627	$ 318	$13,834,852	$ -	$(14,958,762)	$(1,123,592)

See notes to unaudited consolidated financial statements

EN2GO INTERNATIONAL, INC. AND SUBSIDIARY
(a development stage company)
Consolidated Statements of Operations
(Unaudited)

					Period from
					inception
					(January 31,2007)
	For the Three Months Ended		For the Six Months Ended		through
	February 28,		February 28,		February 28,
	2011	2010	2011	2010	2011
Revenues	$ -	$ -	$ -	$ -	$ -
Costs and Expenses:
General and administrative expense	256,112	287,728	451,434	514,625	6,323,783
Stock issued for services	-	-	-	-	1,762,617
Non-cash compensation	-	-	-	-	3,990,692
Impairment loss	-	-	-	-	1,104,917
Total operating expenses	256,112	287,728	451,434	514,625	13,182,009
Loss from operations	(256,112)	(287,728)	(451,434)	(514,625)	(13,182,009)

Other Income (Expense):
Other income	12	-	153	-	29,973
Interest expense	-	(12,375)	(5,125)	(24,750)	(210,594)
Interest expense on amortization of note discount	-	(8,750)	(5,833)	(1,178,920)	(1,605,132)
Gain on sale of equipment	9,000	-	9,000	-	9,000
Total other income (expense)	9,012	(21,125)	(1,805)	(1,203,670)	(1,776,753)

Loss Before Provision for Income Taxes	(247,100)	(308,853)	(453,239)	(1,718,295)	(14,958,762)

Provision for income taxes	-	-	-	-	-

Net Loss	$(247,100)	$(308,853)	$(453,239)	$(1,718,295)	$ (14,958,762)

Net loss per share of common stock -
Basic and diluted	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.08)

Weighted Average Shares Outstanding
Basic and diluted	31,243,945	24,119,209	31,028,874	21,286,449

See notes to unaudited consolidated financial statements

EN2GO INTERNATIONAL, INC. AND SUBSIDIARY

(a development stage company)

Notes to Unaudited Consolidated Financial Statements

As of and for the Six Months Ended February 28, 2011

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

The consolidated balance sheet as of February 28, 2011 and the consolidated statements of operations, stockholders' deficiency and cash flows for the periods presented have been prepared by En2Go International, Inc. and Subsidiary (the "Company" or "En2Go") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows for all periods presented have been made. The information for the consolidated balance sheet as of August 31, 2010 were derived from audited financial statements

The accompanying consolidated financial statements represent the accounts of En2Go International, Inc. (“Parent”), incorporated in the State of Nevada on August 23, 2002 (formerly Medusa Style Corporation) and  En2Go, Inc. (“Subsidiary”), incorporated in the State of Nevada on January 31, 2007 (collectively “the Company” or “we”).

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

Basis of Presentation and Going Concern

Our consolidated financial statements have been prepared assuming that we will continue as a going concern. However, we have sustained losses and as of February 28, 2011, we have no revenues and have a net working capital deficiency and a negative cash flow from operations. These conditions, among others, give rise to substantial doubt about our ability to continue as a going concern. Management is continuing to seek additional equity capital. Until such time, we anticipate our working capital needs will be funded with proceeds from equity and debt financing. Management believes these steps will provide us with adequate funds to sustain our continued existence. There is, however, no assurance that the steps taken by management will meet all of our needs or that we will continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Development Stage Activities

Since inception the Company has not yet generated significant revenues and has been defining its business operations and raising capital. All of our operating results and cash flows reported in the accompanying consolidated financial statements from January 31, 2007 through February 28, 2011 are considered to be those related to development stage activities and represent the cumulative from inception amounts from our development stage activities required to be reported pursuant to ASC 915, “Development Stage Enterprises”.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are summarized in Note 2 of the Company’s Annual Report on Form 10-K for the year ended August 31, 2010. There were no significant changes to these accounting policies during the six months ended February 28, 2011 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

NOTE 3 –FINANCIAL INSTRUMENTS

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

As of February 28, 2011, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of cash and cash.  The fair value of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1.    The Company does not have any financial assets measured at fair value on a recurring basis as Level 2 or Level 3

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of February 28, 2011 and August 31, 2010.

Assets at Fair Value as of February 28, 2011 and
August 31, 2010 Quoted Prices in
	Active Markets for	Significant Other	Significant Other
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 1)	(Level 1)
February 28, 2011
Cash and
cash equivalents	$ 115,221	$ -	$ -
Total	$ 115,221	$ -	$ -

August 31, 2010
Cash and
cash equivalents	$ 115,221	$ -	$ -
Total	$ 115,221	$ -	$ -

The Company had no financial assets accounted for on a non-recurring basis as of February 28, 2011.

There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the six months ended February 28, 2011 and the Company did not have any financial liabilities as of February 28, 2011. The Company has other financial instruments, such as advances and other receivables, accounts payable and other liabilities, notes payable and other assets, which have been excluded from the table above. Due to the short-term nature of these instruments, the carrying value of advances and other receivables, accounts payable and other liabilities, notes payable and other assets approximate their fair values.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the six months ended February 28, 2011, Richard Genovese, a Director of the Company, (“Genovese”) invested $50,000 into the Company as additional working capital by way of the issuance of 250,000 units (“Units”), at a purchase price per Unit of $.20, each Unit consisting of one share of common stock and a common stock purchase warrant to purchase one share of common stock at an exercise price of $.30 per share.

During the six months ended February 28, 2011, Genovese converted $550,000 of debt owed to him into 2,750,000 units (“Units”), at a conversion price per Unit of $.20, each Unit consisting of one share of common stock and a common stock purchase warrant to purchase one share of common stock at an exercise price of $.30 per share. The fair value of the warrants issued was $165,000.

During the six months ended February 23, 2011, Genovese made advances of $120,089 to the Company. As of February 28, 2011 and August 31, 2010, the amount due Genovese was $132,099 and $562,010, respectively.

NOTE 5 – CONVERTIBLE DEBT

	February 28, 2011	August 31,2010
The Company issued notes payable of $0 and $2,100,000 during the year ended August 31, 2009	$-	$350,000

Discount on note payable net of amortization	-	(5,833)

Total	$-	$344,167

Interest expense for the six months ended February 28, 2011 and 2010 was $5,125 and $24,750 respectively.

NSC Investments

In August 2008, we entered into a promissory note with NSC Investments Ltd. (“NSC”) for a sum of $250,000. Under this promissory note (the “NSC 2008 Note”), interest is to be prepaid at the commencement of each quarter by us issuing 1,600 shares of our common stock. The unpaid principal balance of the promissory note is due and payable in full on the sale of any assets of the Company or November 1, 2008. Further consideration for the loan consisted of 15,000 shares of our common stock at the funding, 5,000 shares of our common stock at the beginning of the next month, and 10,000 shares at the beginning of the next month. This promissory note was extended until February 1, 2009. We agreed to pay 3,900 shares of our common stock as interest and additional issuance of 10,000 shares of our common stock for additional compensation. The promissory note was further extended to May 1, 2009 and we agreed to make payments on the principal of $50,000 by February 15, 2009; repay a further $100,000 by May 1, 2009; issue 3,000 shares of our common stock as interest and additional issuance of 20,040 shares of our common stock for additional compensation. All the terms of the amended agreement were complied with. The remaining $100,000 plus accrued interest was convertible at NSC’s option at $2.00 per share on or before May 1, 2010. Pursuant to ASC 470-25-20, the modification of the Note agreement was not treated as an extinguishment but rather reduced the carrying amount of the debt through an adjustment to the note discounts, with a corresponding increase in additional paid-in capital.

In November 2010, the Company entered into an agreement with NSC Investments Ltd. to issue 585,000 units (“Units”), at a conversion price per Unit of $.20, each Unit consisting of one share of common stock and a common stock purchase warrant to purchase one share of common stock at an exercise price of $.30 per share, to settle the remaining balance of the $100,000 of principal debt and $17,500 of accrued interest.

2009 Convertible Debentures

On January 15, 2009 we entered into an agreement with Genovese whereby Genovese and/or his affiliates (collectively “Genovese”) will advance to the Company $250,000 for a convertible debenture or debentures (“the 2008 Genovese Convertible Debenture”) for the aggregate principal amount of $250,000. The 2008 Genovese Convertible Debenture was non-interest bearing and matured on December 5, 2010. At the holder’s sole discretion, the holder could elect to convert the 2008 Genovese Convertible Debenture, in whole or in part into common shares of the Company at a conversion price of $0.10 per share. As additional compensation, Genovese was issued a share purchase warrant certificate for 2,500,000 warrants, with each warrant exercisable into one common share at $0.15 per share for a period of three years commencing from the date of the issuance of the warrant certificate. The Company and Genovese further agreed to establish five (5) mutually agreed upon milestones to be attained no later than September 2009 with each milestone generally occurring approximately every forty five (45) days. In conjunction with the attainment of each individual milestone, Genovese agreed to advance to the Company an additional $250,000. In connection with each $250,000 advance, Genovese would be issued an additional $250,000 Debenture. The 2008 Genovese Convertible Debentures were non interest bearing and mature two years from the date of issuance of each subsequent debenture (“2009 Convertible Debentures”). At the holders’ sole discretion, the holder could elect to convert the 2009 Convertible Debentures, in whole or in part, at any time prior to maturity, into common shares of the Company at a conversion price of $0.10 per share.

As additional compensation, Genovese was issued a share purchase warrant certificate for 2,500,000 warrants with each warrant exercisable into one common share at $0.15 per share for a period of three years commencing from the date of the issuance of the warrant certificate for each Convertible Debenture issued. We further agreed that (1) Genovese would be granted the right of first refusal/ right of participation in connection with any additional financing of the Company for two (2) years; (2) Genovese would be entitled to two board seats; (3) we would obtain directors and officers insurance; and (4) the parties would work together commencing December 2008 to address other matters. We offered the convertible notes and warrants in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to “accredited” investors under state securities laws. The 2008 Genovese Convertible Debenture was subsequently amended for an aggregate principal amount of $545,000.

Additional 2008 Convertible Debentures for $455,000, $250,000, and $50,000 and $195,000 were issued during the year ended August 31, 2009. In April 2009, the amount of 2009 Convertible Debentures available to be issued was increased by $255,000 for an aggregate of $1,750,000.

As of August 31, 2009 a total of $1,750,000 had been issued as 2009 Convertible Debentures. The amount of the Debentures outstanding at August 31, 2009 was classified as “permanent equity” as capital in excess of par value and a corresponding amount was recorded as a discount against the note payable. This discount was amortized over 24 months on a straight-line basis as interest expense. On September 25, 2009, all issued 2009 Convertible Debentures were converted into 17,500,000 shares of common stock.

Janst Limited

In April 2009, we entered into a loan agreement with Janst Limited for $250,000. The loan bears interest at 15% per annum and matured on May 1, 2010 (the “Maturity Date”). The principal and accrued interest is convertible into common stock at the conversion rate of $0.35 per share.

In November 2010, the Company entered into an agreement with Janst Limited to issue 1,515,625 units (“Units”), at a conversion price per Unit of $.20, each Unit consisting of one share of common stock and a common stock purchase warrant to purchase one share of common stock at an exercise price of $.30 per share, to settle the $250,000 of principal debt and $53,125 of accrued interest.

NOTE 6 - COMMON STOCK

The Company has authorized 90,000,000 shares of common stock with a par value of $.00001.  At February 28, 2011 and August 31, 2010, the Company had 31,316,627 and 24,215,542 shares of common stock issued and outstanding, respectively.

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

In August 2008, we issued the NSC 2008 Note in the principal amount of $250,000. In November 2010, the Company entered into an agreement with NSC Investments Ltd. to issue 585,000 units (“Units”), at a conversion price per Unit of $.20, each Unit consisting of one share of common stock and a common stock purchase warrant to purchase one share of common stock at an exercise price of $.30 per share, to settle the remaining balance of the $100,000 of principal debt and $17,500 of accrued interest on the NSC 2008 Note.

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

During the year ended August 31, 2009, the Company issued an aggregate of $1,750,000 in 2009 Convertible Debentures. At the holder's sole discretion, the holder was entitled to convert the Debentures, in whole or in part into common shares of the Company at a conversion price of $0.10 per share. As additional compensation, in conjunction with the issuance of the 2009 Convertible Debentures, the Company issued 17,500,000 share purchase warrant certificates with each warrant exercisable into one common share at $0.15 per share for a period of three years commencing from the date of the issuance of the warrant certificate. On September 25, 2009 all of the $1,750,000 of 2009 Convertible Debentures were converted into 17,500,000 common shares and 17,500,000 share purchase warrants exercisable at $0.15 per share remained outstanding.

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

On December 13, 2010, we entered into a subscription agreement with Musgrave Investments Ltd.; whereby Musgrave purchased 500,000 shares of our common stock and 500,000 warrants with an exercise price of $.30 for $100,000.

The fair value of the warrants issued in connection with the sale of common stock during the six months ended February 28, 2011 was $134,955.

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

On September 1, 2008 we granted 15,000 stock options to a certain officer and board member for his services performed as Chair of the Audit Committee and Chair of the Compensation Committee

The estimated value of the compensatory common stock purchase options granted to non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions: expected term of 10 years, a risk free interest rate of 3.97% to 4.40%, a dividend yield of 0% and volatility of 136.94% to 147.95%. During the years ended August 31, 2010 and 2009, the amount of the expense charged to operations for compensatory options granted in exchange for services was $-0- and $121,739, respectively.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees and non-employees of the Company. These options were granted in lieu of cash compensation for services performed.

	Shares	Weighted Average Exercise Price

Outstanding, September 1, 2010	45,000	$7.70

Granted	-	-

Expired/Cancelled	20,000	-

Exercised	-	-

Outstanding, period ended February 28, 2011	25,000	7.70

Exercisable at February 28, 2011	25,000	$7.70

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

	Warrants	Weighted Average Exercise Price

Outstanding, September 1, 2010	18,637,502	$0.19

Granted	7,100,625	0.30

Expired/Cancelled	-	-

Exercised	-	-

Outstanding, period ended February 28, 2011	25,738,127	$0.22

Exercisable	25,738,127	$0.22

	Warrants Outstanding			Warrants Exercisable
Year	Exercise Price	Number of Warrants Outstanding	Weighted Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
2008	$2.00	100,000	4.16	100,000	2.00
2009	0.15	*10,000,000	2.42	10,000,000	0.15
2009	0.15	*2,500,000	2.47	2,500,000	0.15
2009	0.15	*500,000	2.50	500,000	0.15
2009	0.15	*1,700,000	2.64	1,700,000	0.15
2009	0.15	*150,000	2.67	150,000	0.15
2009	0.15	*50,000	2.68	50,000	0.15
2009	0.15	*50,000	2.71	50,000	0.15
2009	3.00	37,500	0.70	37,500	3.00
2009	0.15	*500,000	2.97	500,000	0.15
2009	0.15	*2,050,000	2.97	2,050,000	0.15
2010	$.60	1,000,002		1,000,002	0.60
2010	$.30	6,600,625		6,600,625	0.30
2010	$.30	500,000		500,000	0.30
Total		25,738,127		25,738,127

As at February 28, 2011 none of the Company’s outstanding warrants have been exercised or cancelled.

* Pursuant to the terms of the debentures issued under the Genovese Agreement, the warrants contain an anti-dilution provision that states it is specifically agreed that in the event that the Company shall reduce the number of outstanding shares of Common Stock by combining such shares into a smaller number of shares, then, in such case, the then applicable Exercise Price per Warrant Share purchasable pursuant to the Warrant Certificate in effect at the time of such action will not be changed.

NOTE 8 – EARNINGS PER SHARE

Basic and Diluted Loss Per Share - The computation of basic and diluted loss per common share is based on the weighted average number of shares outstanding during each period.

	For the Six Months Ended February 28,		For the Three Months Ended February 28,
	2011	2010	2011	2010
Net loss	$(453,239)	$(1,718,295)	$(247,100)	$(308,853)
Weighted average number of shares outstanding Basic and diluted loss	31,028,874	21,286,449	31,243,945	24,119,209
per common share	$(0.01)	$(0.08)	$(0.01)	$(0.01)

NOTE 9 - INCOME TAXES

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

The Company recorded no provision for income taxes for the six months ended February 28, 2011 and 2010

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Consulting Agreement

Effective September 1, 2010, the Company entered into a consulting agreement with, L.A. Dreamline II, LLC, a marketing consultant, for a monthly consulting fee of $15,000. The consulting agreement is for a term of 25 months.

NOTE 12 – LEGAL PROCEEDINGS

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

Cypress Communications. On April 12, 2010, we were sued in the Superior Court of California, County of Los Angeles-Central District, by Jonathan Neil & Associates, Inc., for $206,151.77, plus interest, for telecommunications and internet services allegedly provided by the plaintiff's assignor, Cypress Communications, Inc. On March 17, 2011 a confidential settlement agreement and release was effectuated between the parties. The Complaint has been dismissed by the plaintiff without prejudice

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto and the other financial information included elsewhere in this report.

Certain statements contained in this report, including, without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import, constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including our ability to create, sustain, manage or forecast our growth; our ability to attract and retain key personnel; changes in our business strategy or development plans; competition; business disruptions; adverse publicity; and international, national and local general economic and market conditions.

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

Our primary software application under development is called Flyxo, which is an application that delivers accelerated high-quality video to a user's computer desktop, television set, tablet or netbook computer, PDA or smart phone. Flyxo is designed to be utilized to watch movies online and is designed to eliminate the user's frustration of long download times or waiting for buffering. It is being developed as a global Internet broadcast platform that can facilitate online television channels, movie channels, radio stations, online gaming, slide shows, 3-D objects, high-resolution graphics, interactive advertising, social media and more.

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

The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows expected to be generated by those assets are less than the carrying amount of those items. The Company's cash flow estimates are based on limited operating history and have been adjusted to reflect management's best estimate of future market and operating conditions. The net carrying values of assets deemed not recoverable are reduced to fair value. The Company's estimates of fair value represent management's best estimates based on industry trends.

We account for equity instruments issued to consultants and vendors in exchange for goods and services in accordance with the provisions of ASC topic 505-50, "Equity Based Payments to Non-Employees", (formerly

EITF Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services"), and ASC 470-20-25, “Debt with Conversion and Other Options (“ASC 470-20-25”). The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance with ASC 470-20-25, an asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor's balance sheet once the equity instrument is granted for accounting purposes. Accordingly, the Company records the fair value of the fully vested, non-forfeitable common stock issued for future consulting services as prepaid expenses in its consolidated balance sheet.

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

Results of Operations

Six Months Ended February 28, 2011 and 2010

We had a net loss of $453,239 for the six months ended February 28, 2011 compared to a net loss of $1,718,295 for the six months ended February 28, 2010. The change is explained below.

Operating Expenses: Operating expenses were $451,434 and $514,625 for the six months ended February 28, 2011 and 2010, respectively. The decrease of $63,191 was primarily due to a decrease in salaries and wages.

Other income (expense): Other income (expense) was $(1,805) for the six months ended February 28, 2011 compared to $(1,203,670) recorded for the six months ended February 28, 2010. The decrease was primarily due to the decrease in interest expense on amortization of note discount from $(1,178,920) in 2010 to $(5,833) in 2011, and a decrease in interest expense from $(24,750) in 2010 to $(5,125) in 2011. In the six months ended February 28, 2011, we also recorded a gain of $9,000 on sale of equipment, as compared to $-0- in the comparable period in 2010.

Three Months Ended February 28, 2011 and 2010

We had a net loss of $247,100 for the three months ended February 28, 2011 compared to a net loss of $308,853 for the three months ended February 28, 2010. The change is explained below.

Operating Expenses: Operating expenses were $256,112 and $287,728 for the three months ended February 28, 2011 and 2010, respectively. The decrease of $31,616 was primarily due to a decrease in salaries and wages.

Other income (expense): Other income (expense) was $9,012 for the three months ended February 28, 2011 compared to $(21,125) recorded for the three months ended February 28, 2010. The decrease was primarily due to the decrease in interest expense on amortization of note discount from $(8,750) in 2010 to $ -0- in 2011, a decrease in interest expense from $(12,375) in 2010 to $ -0- in 2011, and a gain on sale of equipment in the three months ended February 23, 2011 of $9,000.

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

Liquidity and Capital Resources

At February 28, 2011, total assets increased to $114,321, as compared with total assets of $4,942 at August 31, 2010. The increase is primarily due to the proceeds of $450,000 from the sale of common stock during the six months ended February 28, 2011.

Net cash used in operating activities was $468,510 and $345,879 for the six months ended February 28, 2011 and 2010, respectively. The increase in cash used by operating activities was primarily due to the decrease in accounts payable. Net cash used in investing activities was $14,400 and $141,349 for the six months ended February 28, 2011 and 2010, respectively. Investing activities for the six months ended February 28, 2011 resulted from the purchase of computers and furniture and software development costs. Net cash provided by financing activities was $450,500 and $350,000 for the six months ended February 28, 2011 and 2010, respectively.

The Company suffered recurring losses from operations and has an accumulated deficit of $14,958,762 at February 28, 2011. Primarily as a result of our recurring losses and our lack of liquidity, the Company has received a report from our independent auditors that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. We have delayed payment of a substantial amount of accounts payable and accrued expenses and reduced our expenses to a minimum level. Our existing cash and cash equivalents will not be sufficient to fund our operations. Unless we receive liquidity from new purchase orders, obtain additional capital, loans or sell or license assets, we may be required to seek to reorganize our business or discontinue operations and liquidate our assets. There can be no assurance that the Company will be able to secure sufficient financing or on terms acceptable to the Company. If additional funds are raised through the issuance of equity securities, the percentage ownership of our current stockholders is likely to or will be reduced.

During the first six months of 2010, the Company has funded its capital requirements primarily through financing activities, $450,000 from the sale of common stock, and $120,099 from advances from a related party. As of February 28, 2011 the Company had a cash balance of $101,121. This compares with a cash balance of $4,942 at August 31, 2010. Accounts payable were $1,091,316 at February 28, 2011, as compared with $1,124,248 at August 31, 2010. The amount due related party decreased to $132,099 at February 28, 2011 from $562,010 at August 31, 2010, principally due to the conversion of an aggregate $550,000 of outstanding debt into equity in the six months ended February 28, 2011. Convertible debt decreased from $344,167 at August 31, 2010, to $-0- at February 28, 2011, due to the conversion of the $250,000 of principal amount of the debt and $53,125 of accrued interest into equity in November 2010.

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

Off-Balance Sheet Arrangements

As of February 28, 2011, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

The foregoing material weaknesses identified in our disclosure controls and procedures were identified in June 2009, by our external consultants responsible for the preparation of our financial reporting package. The aforementioned material weaknesses did not impact our financial reporting or result in a material misstatement of our financial statements. As of February 28, 2011 we have taken action to correct the material weaknesses identified in our disclosure controls and procedures with the addition of a corporate controller.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended February 28, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Cypress Communications. On April 12, 2010, we were sued in the Superior Court of California, County of Los Angeles-Central District, by Jonathan Neil & Associates, Inc., for $206,151.77, plus interest, for telecommunications and internet services allegedly provided by the plaintiff's assignor, Cypress Communications, Inc. On March 17, 2011 a confidential settlement agreement and release was effectuated between the parties. The Complaint has been dismissed by the plaintiff without prejudice.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The table below shows the Company’s sales of unregistered securities for the Company’s fiscal quarter ended February 28, 2011.

Principal Total Offering Price/

Date Title and Amount Purchaser Underwriter Underwriting Discounts

December 13, 2010	500,000 shares of common stock, together with warrants to purchase 500,000 shares of common stock at an exercise price of $.30 per share.	Private Investor.	NA	$.20 per share/NA

The Company believes that the above transactions are exempt from registration under the Securities Act of 1933, as amended (“Securities Act”), pursuant to the provisions of Regulations D or S, promulgated by the Securities and Exchange Commission under the Securities Act.

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

EN2GO INTERNATIONAL, INC. (Registrant)

Date: April 18, 2011	By: ROBERT ROSNER Robert Rosner
President, Chief Executive and Chief Financial Officer

