Form 10-Q
period 2011-05-31
EN2GO INTERNATIONAL INC
filed 2011-07-14
CIK 1200528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended May 31, 2011

or

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

YES X NO

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

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company X
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES NO X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 31,316,627 shares of $0.00001 par value common stock issued and outstanding as of March 31, 2011.

EN2GO INTERNATIONAL, INC. AND SUBSIDIARY

(a development stage company)

INDEX

Page
Part I Financial Information

Item 1. Financial Statements	1

Consolidated Balance Sheets as of February 28, 2011
and August 31 , 2010 (unaudited)	2

Consolidated Statements of Operations for the nine and three months ended
May 31, 2011 and 2010 and the period from inception
(January 31, 2007) through May 31, 2011 (unaudited)	3

Consolidated Statements of Stockholders' Deficiency for the Period
ended May 31, 2011 (unaudited)	4

Consolidated Statements of Cash Flows for the nine
months ended May 31, 2011 and 2010 and the period from
inception (January 31 , 2007) through May 31, 2011 (unaudited)	5

Notes to Unaudited Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and	15
Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

Item 4. Controls and Procedures	18

Part II

Item 1. Legal Proceedings	19

Item 6. Exhibits	19

Signatures	19

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

The results of operations for the nine and three months ended May 31, 2011 are not necessarily indicative of the results for the entire fiscal year or for any other period.

EN2GO INTERNATIONAL, INC. AND SUBSIDIARY
(a development stage company)
Consolidated Balance Sheets
(Unaudited)

	May 31,	August 31,
	2011	2010

ASSETS
Current Assets:
Cash	$37,398	$4,942
Prepaid expenses	16,876	-0-
Total Current Assets	54,274	4,942

Property and Equipment - net	20,323	—
Total Assets	$74,597	$4,942

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$917,180	$1,124,248
Accrued expenses	7,699	65,000
Due to related party	50,085	562,010
Convertible debt (net of discount)	—	344,167
Total Current Liabilities	974,964	2,095,425

Total Liabilities	974,964	2,095,425

Commitments and Contingencies

Stockholders' Deficiency:
Common stock, $.00001 par value, 90,000,000 shares authorized, and 38,156,627 and 24,215,542 shares issued and outstanding at
May 31, 2011 and August 31, 2010, respectively	381	242
Capital in excess of par value	14,176,784	12,414,798
Deficit accumulated during the development stage	(15,077,532)	(14,505,523)
Total Stockholders' Deficiency	(900,367)	(2,090,483)
Total Liabilities and Stockholders' Deficiency	$74,597	$4,942

See notes to unaudited consolidated financial statements

EN2GO INTERNATIONAL INC, AND SUBSIDIARY

(a development stage company)

Consolidated Statements of Operations

(Unaudited)

					(January 31,2007)
	For the Three Months Ended		For the Nine Months Ended		through
	May 31,		May 31,		May 31,
	2011	2010	2011	2010	2011
Revenues	$ -	$ -	$ -	$ -	$ -
osts and Expenses:
General and administrative expense	312,678	122,320	764,112	636,9	6,636,461
Stock issued for services	-	-	-	-	1,762,617
Non-cash compensation	-	-	-	-	3,990,692
Impairment loss	-	-	-	-	1,104,917
Total operating expenses	312,678	122,320	764,112	636,945	13,494,687
Loss from Operations:	(312,678)	(122,320)	(764,112)	(636,945)	(13,494,687)

Other Income (Expense):
Other income (primarily from the settlement
Of prior liabilities)	193,908	-	194,061	-	223,881
Interest expense	-	-	(5,125)	(24,750)	(210,594)
Interest expense on amortization of note discount	-	-	(5,833)	(1,178,920)	(1,605,132)
Gain on sale of equipment	-	-	9,000	-	9,000
Total other income (expense)	193,908	-	192,103	(1,203,670)	(1,582,845)
Loss Before Provision for Income Taxes	(118,770)	(122,320)	(572,009)	(1,840,615)	(15,077,532)
Provision for income taxes	-	-	-	-	-

Net Loss	$ (118,770)	$ (122,320)	$(572,009)	$(1,840,615)	$(15,077,532)

Net loss per share of common stock -
Basic and diluted	$ (0.00)	$ (0.01)	$ (0.02)	$ (0.08)

Weighted Average Shares Outstanding -
Basic and diluted	32,951,819	24,215,542	30,058,797	22,342,048

See notes to unaudited consolidated financial statements

EN2GO INTERNATIONAL, INC. AND SUBSIDIARY
(a development stage company)
Consolidated Statements of Stockholders' Deficiency
(Unaudited)

					Deficit
					Accumulated
			Capital in	Prepaid	During	Total
	Common	Stock	Excess of	Stockholders'	Development	Stockholders'
	Shares	Amount	Par Value	Equity	Stage	Equity
Balance - August 31, 2007	4,980,000	50	999,950	-	(602,659)	397,341

Issuance of options and warrants
issued for services rendered	-	-	3,686,768	-	-	3,686,768

Common stock issued for $10.00
per share in January 2008	135,000	1	1,349,999	-	-	1,350,000

Offering costs on issuance of
common stock	-	-	(91,401)	-	-	(91,401)

Issuance of common stock for
services rendered rendered	100,000	1	1,849,999	-	-	1,850,000

Issuance of common stock as
consideration for debt financing	16,600	-	144,600	(6,400)	-	138,200

Net loss for the year ended
August 31, 2008	-	-	-	-	(7,830,062)	(7,830,062)

Balance - August 31, 2008	5,231,600	52	7,939,915	(6,400)	(8,432,721)	(499,154)

Common stock and warrants
issued for $1.50 per unit in
October 2008	100,000	1	149,999	-	-	150,000

Common stock issued for services
rendered in October 2008	30,000	-	63,000	-	-	63,000

Common stock issued for services
in November 2008	5,000	-	14,000	-	-	14,000

Common stock issued in
consideration of debt financing -
Sept - April 2009	71,940	1	174,999	-	-	175,000

Common stock issued for $2.00
per share in May 2009	75,000	1	149,99	-	-	150,000

Discount on notes payable net of
amortization	-	-	1,593,729	-	-	1,593,729

Interest and stock based
compensation	-	-	133,141	6,400	-	139,541

Net loss for the year ended
August 31, 2009	-	-	-	-	(2,983,660)	(2,983,660)
Issuance of common stock upon
conversion of convertible debt	17,500,000	175	1,749,825	-	-	1,750,000

Sale of common stock	1,000,002	10	349,990	-	-	350,000

Issuance of common stock as
consideration for payment of
accounts payable	202,000	2	96,201	-	-	96,203

Net loss for the year ended
August 31, 2010	-	-	-	-	(3,089,142)	(3,089,142)

Balance - August 31, 2010	24,215,542	242	12,414,798	-	(14,505,523)	(2,090,483)

Issuance of common stock upon
conversion of convertible debt	11,090,625	111	897,248	-	-	897,359

Sale of common stock	2,850,000	28	335,955	-	-	335,983

Allocation of sale of common stock
and conversion of debt to warrants
issued	-	-	528,783	-	-	528,783

Net loss for the nine months ended
May 31, 2011	-	-	-	-	(572,09)	(572,009)

Balance – May 31, 2011	38,156,167	$381	$14,176,784	$ -	$(15,077,532)	$(900,367)

See notes to unaudited consolidated financial statements

EN2GO INTERNATIONAL, INC. AND SUBSIDIARY
(a development stage company)
Consolidated Statements of Cash Flows
(Unaudited)
			Period from
			inception
			(January 31, 2007)
	For the Nine Months Ended		through
	May 31,		May 31,
	2011	2010	2011
Cash Flows From Operating Activities:
Net loss	$(572,009)	$(1,840,615)	$(15,077,532)

Adjustments to reconcile net loss to net cash used in operating activities:
Debt financing costs	5,833	1,178,920	1,906,933
Depreciation expense	3,156	30,112	147,960
Impairment loss	-	-	1,104,917
Options, warrants and common stock issued for services rendered	-	-	5,753,309
Gain on settlement of prior liabilities	(193,938)	-	(193,938)
Gain on sale of equipment	(9,000)	-	(9,000)

Changes in operating assets and liabilities:
Prepaid expense	(16,876)	-	(16,876)
Accounts payable	(13,130)	155,903	1,211,818
Accrued expense	12,824	24,750	77,824
Net cash used in operating activities	(783,140)	(450,930)	(5,094,585)

Cash Flows From Investing Activities:
Purchase of property and equipment	(23,479)	24,131	(205,981)
Software development	-	(141,500)	(1,109,417)
Net cash used in investing activities	(23,479)	(117,369)	(1,315,398)

Cash Flows From Financing Activities:
Proceeds from related party	350,075	221,600	912,085
Proceeds from sale of equipment	9,000	-	46,697
Proceeds from issuance of notes payable	-	-	2,600,000
Repayment of notes payable	-	-	(500,000)
Proceeds from issuance of common stock, net of offering costs	480,000	350,000	3,388,599
Net cash provided by financing activities	839,075	571,600	6,447,381

Net (decrease) increase in cash	32,456	3,301	37,398
Cash beginning of period	4,942	3,132	-
Cash end of period	$ 37,398	$ 6,433	$ 37,398

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$ -	$ -
Income taxes	$ -	$ -
Common stock issued for payment of accounts payable	$ 70,125	$ -	$ 166,325
Common stock issued upon conversion of convertible debt	$1,212,000	$ -	$ 2,912,000

See notes to unaudited consolidated financial statements

Notes to Unaudited Consolidated Financial Statements

As of and for the Nine Months Ended May 31, 2011

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

The consolidated balance sheet as of May 31, 2011 and the consolidated statements of operations, stockholders' deficiency and cash flows for the periods presented have been prepared by En2Go International, Inc. and Subsidiary (the "Company" or "En2Go") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows for all periods presented have been made. The information for the consolidated balance sheet as of August 31, 2010 were derived from audited financial statements.

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

Basis of Presentation and Going Concern

Our consolidated financial statements have been prepared assuming that we will continue as a going concern. However, we have sustained losses and as of May 31, 2011, we have no revenues and have a net working capital deficiency and a negative cash flow from operations. These conditions, among others, give rise to substantial doubt about our ability to continue as a going concern. Management is continuing to seek additional equity capital. Until such time as we are operating profitably, we anticipate our working capital needs will be funded with proceeds from equity and debt financing. Management believes these steps will provide us with adequate funds to sustain our continued existence. There is, however, no assurance that the steps taken by management will meet all of our needs or that we will continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Development Stage Activities

Since inception the Company has not yet generated significant revenues and has been defining its business operations and raising capital. All of our operating results and cash flows reported in the accompanying consolidated financial statements from January 31, 2007 through May 31, 2011 are considered to be those related to development stage activities and represent the cumulative from inception amounts from our development stage activities required to be reported pursuant to ASC 915, “Development Stage Enterprises”.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are summarized in Note 2 of the Company’s Annual Report on Form 10-K for the year ended August 31, 2010. There were no significant changes to these accounting policies during the nine months ended May 31, 2011 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

NOTE 3 – SETTLEMENT OF PRIOR LIABILITIES

We have settled certain payables to reflect the acceptance by these creditors of lessor amounts. Accordingly, amounts accrued with respect to these account holders have been reduced to $-0- from $193,908, and we have recognized other income in that amount in the three months ended May 31, 2011.

NOTE 4 –FAIR VALUE MEASUREMENTS

The Company utilizes the accounting guidance for fair value measurements and disclosures for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the condensed consolidated financial statements on a recurring basis or on a nonrecurring basis during the reporting period. The fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based upon the best use of the asset or liability at the measurement date. The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability. The accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers are defined as follows:

Level 1 – Observable inputs such as quoted market prices in active markets

Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable

Level 3 – Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions

As of May 31, 2011, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of cash and cash equivalents.  The fair value of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1.    The Company does not have any financial assets measured at fair value on a recurring basis as Level 2 or Level 3.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of May 31, 2011 and August 31, 2010.

Fair Value Measurements Using

	Quoted Prices	Significant Other	Significant Other
	in Active Market	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
May 31, 2011
Cash and
cash equivalents	$ 37,398	$ -	$ -
Total	$ 37,398	$ -	$ -

August 31, 2010
Cash and
cash equivalents	$ 4,942	$ -	$ -
Total	$ 4,942	$ -	$ -

The Company had no financial assets accounted for on a non-recurring basis as of May 31, 2011.

There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the nine months ended May 31, 2011 and the Company did not have any financial liabilities as of May 31, 2011. The Company has other financial instruments, such as advances and other receivables, accounts payable and other liabilities, notes payable and other assets, which have been excluded from the table above. Due to the short-term nature of these instruments, the carrying value of advances and other receivables, accounts payable and other liabilities, notes payable and other assets approximate their fair values.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the nine months ended May 31, 2011, Richard Genovese, a Director of the Company, (“Genovese”) invested $30,000 into the Company as additional working capital by way of the issuance of 600,000 units (“Units”), at a purchase price per Unit of $.05, each Unit consisting of one share of common stock and a common stock purchase warrant to purchase one share of common stock at an exercise price of $.10 per share. The fair value of the warrants issued was $9,000.

During the nine months ended May 31, 2011, Genovese converted $312,000 of debt owed to him into 6,240,000 units (“Units”), at a conversion price per Unit of $.05, each Unit consisting of one share of common stock and a common stock purchase warrant to purchase one share of common stock at an exercise price of $.10 per share. The fair value of the warrants issued was $93,600.

During the nine months ended May 31, 2011, Richard Genovese, a Director of the Company, (“Genovese”) invested $50,000 into the Company as additional working capital by way of the issuance of 250,000 units (“Units”), at a purchase price per Unit of $.20, each Unit consisting of one share of common stock and a common stock purchase warrant to purchase one share of common stock at an exercise price of $.30 per share. The fair value of the warrants issued was $15,000.

During the nine months ended May 31, 2011, Genovese converted $550,000 of debt owed to him into 2,750,000 units (“Units”), at a conversion price per Unit of $.20, each Unit consisting of one share of common stock and a common stock purchase warrant to purchase one share of common stock at an exercise price of $.30 per share. The fair value of the warrants issued was $165,000.

During the nine months ended May 31, 2011, Genovese made advances of $350,075 to the Company. As of May 31, 2011 and August 31, 2010, the amount due Genovese was $50,085 and $562,010, respectively.

NOTE 6 – CONVERTIBLE DEBT

	May 31, 2011	August 31, 2010
The Company issued notes payable of $0 and $2,100,000 during the year ended August 31, 2009	$-	$350,000

Discount on note payable net of amortization	-	(5,833)

Total	$-	$344,167

Interest expense for the nine months ended May 31, 2011 and 2010 was $5,125 and $24,750 respectively.

NSC Investments

In August 2008, we issued a promissory note with NSC Investments Ltd. (“NSC”) in the principal amount of $250,000. Under this promissory note (the “NSC 2008 Note”), interest is to be prepaid at the commencement of each quarter by us issuing 1,600 shares of our common stock. The unpaid principal balance of the promissory note is due and payable in full on the sale of any assets of the Company or November 1, 2008. Further consideration for the loan consisted of 15,000 shares of our common stock at the funding, 5,000 shares of our common stock at the beginning of the next month, and 10,000 shares at the beginning of the next month. This promissory note was extended until February 1, 2009. We agreed to pay 3,900 shares of our common stock as interest and additional issuance of 10,000 shares of our common stock for additional compensation. The promissory note was further extended to May 1, 2009 and we agreed to make payments on the principal of $50,000 by February 15, 2009; repay a further $100,000 by May 1, 2009; issue 3,000 shares of our common stock as interest and additional issuance of 20,040 shares of our common stock for additional compensation. All the terms of the amended agreement were complied with. The remaining $100,000 plus accrued interest was convertible at NSC’s option at $2.00 per share on or before May 1, 2010. Pursuant to ASC 470-25-20, the modification of the Note agreement was not treated as an extinguishment but rather reduced the carrying amount of the debt through an adjustment to the note discounts, with a corresponding increase in additional paid-in capital.

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

2009 Convertible Debentures

On January 15, 2009 we entered into an agreement with Genovese whereby Genovese and/or his affiliates (collectively “Genovese”) advanced to the Company $250,000 for a convertible debenture or debentures (“the 2008 Genovese Convertible Debenture”) for the aggregate principal amount of $250,000. The 2008 Genovese Convertible Debenture was non-interest bearing and matured on December 5, 2010. At the holder’s sole discretion, the holder could elect to convert the 2008 Genovese Convertible Debenture, in whole or in part into common shares of the Company at a conversion price of $0.10 per share. As additional compensation, Genovese was issued a share purchase warrant certificate for 2,500,000 warrants, with each warrant exercisable into one common share at $0.15 per share for a period of three years commencing from the date of the issuance of the warrant certificate. The Company and Genovese further agreed to establish five (5) mutually agreed upon milestones to be attained no later than September 2009 with each milestone generally occurring approximately every forty five (45) days. In conjunction with the attainment of each individual milestone, Genovese agreed to advance to the Company an additional $250,000. In connection with each $250,000 advance, Genovese would be issued an additional $250,000 Debenture. The 2008 Genovese Convertible Debentures were non interest bearing and mature two years from the date of issuance of each subsequent debenture (“2009 Convertible Debentures”). At the holders’ sole discretion, the holder could elect to convert the 2009 Convertible Debentures, in whole or in part, at any time prior to maturity, into common shares of the Company at a conversion price of $0.10 per share.

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

As of August 31, 2009 a total of $1,750,000 principal amount of 2009 Convertible Debentures had been issued. The amount of the Debentures outstanding at August 31, 2009 was classified as “permanent equity” as capital in excess of par value and a corresponding amount was recorded as a discount against the note payable. This discount was amortized over 24 months on a straight-line basis as interest expense. On September 25, 2009, all issued 2009 Convertible Debentures were converted into 17,500,000 shares of common stock.

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

NOTE 7 - COMMON STOCK

The Company has authorized 90,000,000 shares of common stock with a par value of $.00001.  At May 31, 2011 and August 31, 2010, the Company had 38,156,627 and 24,215,542 shares of common stock issued and outstanding, respectively.

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

On May 6, 2011, we entered into a subscription agreement with Richard Genovese.; whereby Mr. Genovese purchased 600,000 shares of our common stock and 600,000 warrants with an exercise price of $.10 for $30,000.

The fair value of the warrants issued in connection with the sale of common stock during the nine months ended May 31, 2011 was $143,955.

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

	Shares	Weighted Average Exercise Price

Outstanding, September 1, 2010	45,000	$7.70

Granted	-	-

Expired/Cancelled	20,000	-

Exercised	-	-

Outstanding, period ended May 31, 2011	25,000	7.70

Exercisable at May 31, 2011	25,000	$7.70

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

	Warrants	Weighted Average Exercise Price

Outstanding, September 1, 2010	18,637,502	$0.19

Granted	13,940,625	$0.20

Expired/Cancelled	(37,500)	$3.00

Exercised	-	-

Outstanding, period ended May 31, 2011	32,540,627	$0.19

Exercisable	32,540,627	$0.19

	Warrants Outstanding			Warrants Exercisable
Year	Exercise Price	Number of Warrants Outstanding	Weighted Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
2008	$2.00	100,000	2.15	100,000	2.00
2009	0.15	*10,000,000	0.67	10,000,000	0.15
2009	0.15	*2,500,000	0.72	2,500,000	0.15
2009	0.15	*500,000	0.75	500,000	0.15
2009	0.15	*1,700,000	0.90	1,700,000	0.15
2009	0.15	*150,000	0.92	150,000	0.15
2009	0.15	*50,000	0.93	50,000	0.15
2009	0.15	*50,000	0.96	50,000	0.15
2009	0.15	*500,000	1.23	500,000	0.15
2009	0.15	*2,050,000	1.23	2,050,000	0.15
2010	0.60	1,000,000	0.45	1,000,000	0.60
2010	0.30	6,600,625	4.50	6,600,625	0.30
2010	0.30	500,000	4.60	500,000	0.30
2011	0.10	6,840,000	5.00	6,840,000	0.10
Total		32,540,627		32,540,627

As at May 31, 2011 none of the Company’s outstanding warrants have been exercised or cancelled.

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

For the Nine Months			For the Three Months
Ended May 31, 2011 2010			Ended May 31, 2011 2010
Net loss	$(572,009)	$(1,840,615)	$(119,770)	$(122,320)
Weighted average number of shares outstanding	$30,058,797	$22,342,048	$32,951,819	$24,215,542
Basic and diluted loss per common share	$(0.02)	$(0.08)	$(0.000)	$(0.00)

NOTE 10 - INCOME TAXES

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

The Company recorded no provision for income taxes for the nine months ended May 31, 2011 and 2010.

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

Results of Operations

Nine Months Ended May 31, 2011 and 2010

We had a net loss of $572,009 for the nine months ended May 31, 2011 compared to a net loss of $1,840,615 for the nine months ended May 31, 2010. The change is explained below.

Operating Expenses: Operating expenses were $764,112 and $636,945 for the nine months ended May 31, 2011 and 2010, respectively. The increase of $127,167 was primarily due to an increase in salaries and wages.

Other income (expense): Other income (expense) was $192,103 for the nine months ended May 31, 2011 compared to $(1,203,670) recorded for the nine months ended May 31, 2010. The decrease was primarily due to the increase in other income primarily from the settlement of prior liabilities from $-0- in 2010 to $194,061 in 2011, the decrease in interest expense on amortization of note discount from $(1,178,920) in 2010 to $(5,833) in 2011, and a decrease in interest expense from $(24,750) in 2010 to $(5,125) in 2011. In the nine months ended May 31, 2011, we also recorded a gain of $9,000 on sale of equipment, as compared to $-0- in the comparable period in 2010.

Three Months Ended May 31, 2011 and 2010

We had a net loss of $118,770 for the three months ended May 31, 2011 compared to a net loss of $122,320 for the three months ended May 31, 2010. The change is explained below.

Operating Expenses: Operating expenses were $312,678 and $122,320 for the three months ended May 31, 2011 and 2010, respectively. The increase of $190,358 was primarily due to an increase in salaries and wages.

Other income (expense): Other income (expense) was $193,908 for the three months ended May 31, 2011 compared to $-0- recorded for the three months ended May 31, 2010. The increase was primarily due to the increase in other income primarily from the settlement of prior liabilities from $-0- in 2010 to $193,908 in 2011.

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

Liquidity and Capital Resources

At May 31, 2011, total assets increased to $74,597, as compared with total assets of $4,942 at August 31, 2010. The increase is primarily due to the proceeds of $480,000 from the sale of common stock and advances from related parties of $350,075 during the nine months ended May 31, 2011.

Net cash used in operating activities was $783,140 and $450,930 for the nine months ended May 31, 2011 and 2010, respectively. The increase in cash used by operating activities was primarily due to the decrease in depreciation expense, prepaid expense, accrued expense and accounts payable. Net cash used in investing activities was $23,479 and $117,369 for the nine months ended May 31, 2011 and 2010, respectively. Investing activities for the nine months ended May 31, 2011 resulted from the purchase of computers and furniture and software development costs. Net cash provided by financing activities was $839,075 and $571,600 for the nine months ended May 31, 2011 and 2010, respectively.

The Company suffered recurring losses from operations and has an accumulated deficit of $15,077,532 at May 31, 2011. Primarily as a result of our recurring losses and our lack of liquidity, the Company has received a report from our independent auditors that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. We have delayed payment of a substantial amount of accounts payable and accrued expenses and reduced our expenses to a minimum level. Our existing cash and cash equivalents will not be sufficient to fund our operations. Unless we receive liquidity from new purchase orders, obtain additional capital, loans or sell or license assets, we may be required to seek to reorganize our business or discontinue operations and liquidate our assets. There can be no assurance that the Company will be able to secure sufficient financing or on terms acceptable to the Company. If additional funds are raised through the issuance of equity securities, the percentage ownership of our current stockholders is likely to or will be reduced.

During the first nine months of fiscal 2011, the Company has funded its capital requirements primarily through financing activities, $480,000 from the sale of common stock, and $350,075 from advances from a related party. As of May 31, 2011 the Company had a cash balance of $37,398. This compares with a cash balance of $4,942 at August 31, 2010. Accounts payable were $917,180 at May 31, 2011, as compared with $1,124,248 at August 31, 2010. The amount due related party decreased to $50,085 at May 31, 2011 from $562,010 at August 31, 2010, principally due to the conversion of an aggregate

$862,000 of outstanding debt into equity during the nine months ended May 31, 2011. Convertible debt decreased from $344,167 at August 31, 2010, to $-0- at May 31, 2011, due to the conversion of the $350,000 of principal amount of the debt and $53,125 of accrued interest into equity in November 2010.

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

Off-Balance Sheet Arrangements

As of May 31, 2011, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

The foregoing material weaknesses identified in our disclosure controls and procedures were identified in June 2009, by our external consultants responsible for the preparation of our financial reporting package. The aforementioned material weaknesses did not impact our financial reporting or result in a material misstatement of our financial statements. As of May 31, 2011 we have taken action to correct the material weaknesses identified in our disclosure controls and procedures with the addition of a corporate controller.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Not applicable

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

EN2GO INTERNATIONAL, INC. (Registrant)

Date: July 14, 2011	By: /s/ROBERT ROSNER Robert Rosner
President, Chief Executive and Chief Financial Officer