Form 10-K
period 2011-08-31
EN2GO INTERNATIONAL INC
filed 2011-12-13
CIK 1200528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-K

_________________

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: August 31, 2011

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

_________________

EN2GO INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

_________________

Nevada	000-50480	98-0389557
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

644-1812 West Burbank Blvd., Burbank, CA 91506
(Address of Principal Executive Offices) (Zip Code)

818-478-2260
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class
Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.00001 par value per share

Title of each class
Name of each exchange on which registered

_________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $2,178,642.

Number of shares of Common Stock outstanding as of December 5, 2011: 49,656,627.

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

We wish to caution readers that in addition to the important factors described elsewhere in this Form 10-K, the following forward-looking statements, among others, sometimes have affected, and in the future could affect, our actual results and could cause our actual consolidated results during 2012, and beyond, to differ materially from those expressed in any forward-looking statements made by or on our behalf.

Item  1. Business.

General

En2Go International, Inc., a Nevada corporation (“En2Go”, “we”, “us” or “the Company”), is an entertainment software technology company that is developing media and entertainment related distribution applications for the online distribution of any content, including audio and video content. Our software application under development is called Lyynks, an application that delivers any content to a user’s computer desktop television set, tablet or smart phone. Lyynks is being developed as a global Internet content broadcast platform that can facilitate for its customers the online distribution of music, television, movies, graphics, interactive advertising and social media.

Our business is subject to several significant risks, any of which could materially adversely affect our business, our operating results, our financial condition and the actual outcome of matters as to which we make forward-looking statements. (See “Risk Factors”.)

History

En2Go was incorporated under the laws of the State of Nevada on August 23, 2002 under the name Medusa Style Corporation for the purpose of an Internet distribution business. We reevaluated our business and acquired in June 2007 all of the outstanding equity securities of En2Go Nevada, a company in the entertainment technology industry.

Business

We are developing software products for the online distribution of audio and video content. We would intend to capitalize on the worldwide growth of digital media. Our management and outside consultants determined the types of software that would most appeal to the internet public, and utilizing developmental resources to complete the commercial versions of such programs and applications. We believe our planned programs and applications will enhance the user’s experience with Internet content. Our emphasis on video and communication technologies has enabled us to pursue digital delivery, content development and merging desktop technologies through our software applications.

We are focusing exclusively on the internet delivery of entertainment, like music, games, interactive content, movies and television programs. One of the areas on which we plan to concentrate initially is the music business. We believe that our demographic for music content will be attractive to marketers and advertisers seeking interactive marketing opportunities. We intend to earn interactive marketing revenues through a variety of traditional ad units such as banner, skyscraper, pop-up, rich media, and interstitial ads, targeted permission-based E-mail marketing, paid search marketing, lead generation marketing and affiliate marketing.

En2go platforms and applications have been developed with our Lyynks application for cross-platform use with Apple’s Mac OSX and IOS, Microsoft Windows and the Android operating system. Working prototypes of some of these applications have been completed, although no assurance can be given that the final versions of such applications will be successfully completed and operational. We direct and manage our product development and maintenance internally, including website development with content customer and user interfaces, and maintenance and hosting functions.

Looking forward, we plan to pursue targeted opportunities for partnerships, joint ventures and other forms of investment with industry partners.

Intellectual Property

We plan to proceed with the registration in the U.S. and in certain international jurisdictions of the trademark “Lyyn ks” for our website and related applications. We believe that we presently have, or are capable of acquiring, ownership and control of the intellectual property rights that are necessary to conduct our operations.

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

Competition

The internet content distribution industry is extremely competitive and is dominated by several large companies with worldwide name brand recognition and substantial financial resources. In attempting to attract content customers to our proposed applications and products, we will be competing with online providers of audio and video entertainment, such as Netflix, Amazon, Blockbuster, Google, YouTube and Apple’s iTunes, home systems providing digital delivery of movies, web-based video channels, cable and satellite television providers, movie theaters, live theater, sporting events, and other similar businesses that compete for the general public’s entertainment dollar, as well as large software developers. In the market of internet delivery of music content, we will be competing with companies such as Spotify, TuneCore, CD Baby and ReverbNation. There can be no assurance that our technology will succeed in the marketplace in face of this competition, where technologies are rapidly changing and advancing, or that other companies will not develop technologies superior to ours. New technologies may emerge that render our technology obsolete. Many of the companies with which we will be competing have worldwide name recognition and substantially greater capital resources for program and application development and for marketing and advertising than we do.

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

Employees

The Company currently has four employees. The Company engages the services of independent consultants to assist with management, software programming and development. We plan to engage full-time employees in this area as our business develops.

Available Information

We plan to make available on our corporate website free of charge (other than an investor’s own Internet access charges) through our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with the Securities and Exchange Commission.

Item 1A. Risk Factors.

Risks related to our lack of liquidity

WE HAVE NO REVENUES AND HAVE INCURRED AND EXPECT TO CONTINUE TO INCUR SUBSTANTIAL LOSSES. WE WILL NOT BE SUCCESSFUL UNLESS WE REVERSE THIS TREND.

Through August 31, 2011, we have not generated any revenues. As a result, we have generated significant operating losses since our formation and expect to incur substantial losses and negative operating cash flows for the foreseeable future. For the year ended August 31, 2011 our net loss was $529,705 and as of August 31, 2011 we had we had an accumulated deficit of $15,035,229. We anticipate that our existing cash and cash equivalents will not be sufficient to fund our business needs over the next 12 months and estimate that we will require approximately $2,000,000 in additional capital in that period to finance our software development activities. Although our major shareholders have provided financial support over the past fiscal year, there is no assurance that they will continue to make equity investments in the Company or that, if our shareholders do not continue to make equity investments in the Company, we will be able to negotiate an alternate source of capital.

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

Item  3. Legal Proceedings.

Stride & Associates. We are a defendant in a suit filed September 2, 2009 by Stride & Associates, Inc. in the Superior Court of California, Los Angeles Superior Court-North Central District, for the amount of $19,500, plus interest, for services allegedly rendered by the plaintiff to the Company in connection with personnel placement. The plaintiff has filed a judgment in the amount of $21,620 against us in this litigation, and the Company has accrued the full amount. We intend to settle this matter.

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

	High	Low
Fiscal Year ended August 31, 2010
Fourth Quarter	$ .38	$ .06
Third Quarter	$ .40	$ .20
Second Quarter	$ .90	$ .40
First Quarter(1)	$ .96	$ .40

Fiscal Year ended August 31, 2011
Fourth Quarter	$ .10	$ .07
Third Quarter	$ .11	$ .04
Second Quarter	$ .11	$ .02
First Quarter	$ .38	$ .05

Fiscal Year ended August 31, 2012
First Quarter	$ .11	$ .02

(1) Prices reflect the 1-for-10 reverse stock split effective September 14, 2009.

Shareholders

The approximate number of holders of record of our Common Stock as of December 5, 2011 was 101.

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

The following table sets forth certain information regarding the Company’s equity compensation plans as of August 31, 2010.

Equity compensation plans approved by stockholders	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price	Number of securities remaining available for issuance under equity compensation plan
2007 Stock Option Plan	25,000	$6.66	725,000
Total	25,000		725,000
9

Recent Sales of Unregistered Securities

The following table sets forth the unreported sales of unregistered securities in our 2011 fiscal year.

Date	Title and Amount (1)	Purchaser	Principal Underwriter	Total Offering Price/ Underwriting Discounts
July 26, 2011	500,000 shares of common stock	Private investor	NA	$0.05 per share/NA

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

EN2GO Overview

We are an entertainment software technology company that is developing media and entertainment related distribution applications for the online distribution of any content, including audio and video content. Our software application under development is called Lyynks, an application that delivers any content to a user’s computer desktop television set, tablet or smart phone. Lyynks is being developed as a global Internet content broadcast platform that can facilitate for its customers the online distribution of music, television, movies, graphics, interactive advertising and social media.

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

Results of Operations

For the Years Ended August 31, 2011 and 2010

We had a net loss of $529,705 for the year ended August 31, 2011 compared to a net loss of $3,089,142 for the year ended August 31, 2010. The change is explained below.

Operating Expenses: Operating expenses were $1,034,484 and $1,860,721 for the years ended August 31, 2011 and 2010, respectively. The decrease of $826,237 was primarily due to a decrease of $1.1 million impairment loss taken in 2010 to write off software that no longer would be used offset by an increase in professional fees of approximately $220,000 in 2011.

Other income (expense): Other income (expense) was $504,779 for the year ended August 31, 2011 compared to an expense of $1,228,421 recorded for the year ended August 31, 2010. The difference was primarily due to interest expense on the amortization costs of the convertible debt in 2010 offset by the settlement of certain payables to reflect the acceptance by these creditors of lessor amounts of $508,457 in 2011.

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

Liquidity and Capital Resources

Net cash used in operating activities was $1,080,180 and $531,899 for the years ended August 31, 2011 and 2010, respectively. The increase of $548,281 in cash used by operating activities was primarily due to the increase in accounts payable. Net cash used in investing activities was $35,614 and $141,500 for the years ended August 31, 2011 and 2010, respectively. Investing activities for the years ended August 31, 2011 and 2010 resulted from the purchase of computers and furniture and software development costs. Net cash provided by financing activities was$1,144,500 and $675,209 for the years ended August 31, 2011 and 2010, respectively.

The Company suffered recurring losses from operations and has an accumulated deficit of $ 15,035,229 at August 31, 2011. Primarily as a result of our recurring losses and our lack of liquidity, the Company has received a report from our independent auditors that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. We have delayed payment of a substantial amount of accounts payable and accrued expenses and reduced our expenses to a minimum level. Our existing cash and cash equivalents will not be sufficient to fund our operations.

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

On November 8, 2010, we entered into a subscription agreement with Richard Genovese, whereby Mr. Genovese purchased 250,000 shares of our common stock and 250,000 warrants with an exercise price of $.30 for $50,000.

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

On July 26, 2011, we entered into a subscription agreement with a private investor. the investor purchased 500,000 shares of our common stock and 500,000 warrants with an exercise price of $.10 for $25,000.

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

Commitments and Contractual Obligations

We did not have any commitments or contingencies as at August 31, 2011.

Off-Balance Sheet Arrangements

As of August 31, 2011, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item  7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

EN2GO INTERNATIONAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2011

EN2GO INTERNATIONAL, INC. AND SUBSIDIARIES

15

Madsen & Associates, CPA’s Inc.

684 East Vine Street

Murray, UT 84107

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

En2Go International Inc. and Subsidiary

Burbank, CA 91506

We have audited the accompanying consolidated balance sheet of En2Go International Inc. and Subsidiary (collectively, the “Company”) as of August 31, 2011 and 2010, and the related statements of operations, stockholders’ deficiency and cash flows for the years then ended and for the period from January 31, 2007 (date of inception) through August 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the 2011 and 2010 financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended and for the period from January 31, 2007 (date of inception) through August 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficiency, is dependent on financing to continue operations, has little or no operating revenue, and has suffered recurring losses to date, which raise substantial doubt for its ability to continue as a going concern. Management’s plans in regard to these factors are also described in Note 1.

These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might result from the outcome of these uncertainties.

/s/ Madsen & Associates, CPA’s Inc.

Madsen & Associates, CPA's Inc.

December 9, 2011

EN2GO INTERNATIONAL, INC. AND SUBSIDIARY
(a development stage company)
Consolidated Balance Sheets

	August 31,
	2011	2010

ASSETS
Current Assets:
Cash	$33,648	$4,942

Property and equipment - net	29,490	—
Total Assets	$63,138	$4,942

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$555,836	$1,124,248
Accrued expenses	9,855	65,000
Due to related party	330,510	562,010
Covertible debt (net of discount)	—	344,167
Total Current Liabilities	896,201	2,095,425

Total Liabilities	896,201	2,095,425

Commitments and Contingencies

Stockholders' Deficiency:
Common stock, $.00001 par value, 90,000,000 shares authorized,
38,656,627 and 24,216,002 shares issued and outstanding at
August 31, 2011 and 2010 , respectively	387	242
Capital in excess of par value	14,201,779	12,414,798
Deficit accumulated during the development stage	(15,035,229)	(14,505,523)
Total Stockholders' Deficiency	(833,063)	(2,090,483)

Total Liabilities and Stockholders' Deficiency	$63,138	$4,942

See notes to consolidated financial statements

EN2GO INTERNATIONAL, INC. AND SUBSIDIARY
(a development stage company)
Consolidated Statements of Operations
			Period from
			inception
			(January 31, 2007)
	For the Year Ended		through
	August 31,		August 31,
	2011	2010	2011
Revenues	$—	$—	$—
Costs and Expenses:
General and administrative expenses	1,034,484	755,804	6,906,833
Stock issued for services	—	—	1,762,617
Non-cash compensation	—	—	3,990,692
Impairment loss	—	1,104,917	1,104,917
Total operating expenses	1,034,484	1,860,721	13,765,059
Loss from operations	(1,034,484)	(1,860,721)	(13,765,059)

Other Income (Expense):
Other income (primarily from the settlement of		—	—
prior liabiltities)	508,457		538,277
Interest expense	(6,845)	(49,497)	(212,314)
Interest expense on amortization of note discount	(5,833)	(1,178,924)	(1,605,133)
Gain on sale of equipment	9,000	—	9,000
Total other income (expense)	504,779	(1,228,421)	(1,270,170)

Loss before provision for income taxes	(529,705)	(3,089,142)	(15,035,229)

Provision for income taxes	—	—	—

Net loss	$(529,705)	$(3,089,142)	$(15,035,229)

Net loss per share of common stock -
Basic and diluted	$(0.02)	$(0.14)

Weighted Average Shares Outstanding -
Basic and diluted	32,080,545	22,612,025

See notes to consolidated financial statements

EN2GO INTERNATIONAL, INC. AND SUBSIDIARY

(a development stage company)

Consolidated Statements of Stockholders’ Deficiency

	Common Shares	Stock Amount	Capital in Excess of Par Value	Prepaid Stockholders’ Equity	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity

Balance – August 31, 2007	4,980,460	50	999,950	—	(602,659)	397,341
Issuance of options and warrants issued for services rendered	—	—	3,686,768	—	—	3,686,768
Common stock issued for $10.00 per share in January 2008	135,000	1	1,349,999	—	—	1,350,000
Offering costs on issuance of common stock	—	—	(91,401)	—	—	(91,401)
Issuance of common stock for services rendered	100,000	1	1,849,999	—	—	1,850,000
Issuance of common stock as consideration for debt financing	16,600	—	144,600	(6,400)	—	138,200
Net loss for the year ended August 31, 2008	—	—	—	—	(7,830,062)	(7,830,062)
Balance – August 31, 2008	5,232,060	52	7,939,915	(6,400)	(8,432,721)	(499,154)
Common stock and warrants issued for $1.50 per unit in October 2008	100,000	1	149,999	—	—	150,000
Common stock issued for services rendered in October 2008	30,000	—	63,000	—	—	63,000
Common stock issued for services rendered in November 2008	5,000	—	14,000	—	—	14,000
Common stock issued in consideration of debt financing – Sept 2008 – April 2009	71,940	1	174,999	—	—	175,000
Common stock issued for $2.00 per share in May 2009	75,000	1	149,999	—	—	150,000
Discount on notes payable net of amortization	—	—	1,593,729	—	—	1,593,729
Interest and stock based compensation	—	—	133,141	6,400	—	139,541
Net loss for the year ended August 31, 2009	—	—	—	—	(2,983,660)	(2,983,660)
Balance – August 31, 2009	5,514,000	55	10,218,782	—	(11,416,381)	(1,197,544)
Issuance of common stock upon conversion of convertible debt	17,500,000	175	1,749,825	—	—	1,750,000
Sale of common stock	1,000,002	10	349,990	—	—	350,000

EN2GO INTERNATIONAL, INC. AND SUBSIDIARY (a development stage company) Consolidated Statements of Stockholders’ Deficiency (Continued)

	Common Shares	Stock Amount	Capital in Excess of Par Value	Prepaid Stockholders’ Equity	Deficit Accumulated During Development Stage	Total Stockholders’ Equity
Issuance of common stock as consideration for payment of accounts payable	202,000	2	96,201	—	—	96,203
Net loss for the year ended August 31, 2010	—	—	—	—	(3,089,142)	(3,089,142)
Balance – August 31, 2010	24,216,002	242	12,414,798	—	(14,505,523)	(2,090,483)
Issuance of common stock upon conversion of convertible debt	11,090,625	111	897,232	—	—	897,343
Sale of common stock	3,350,000	34	353,465	—	—	353,499
Allocation of sale of common stock and conversion of debt to warrants issued	—	—	536,284	—	—	536,284
Net loss for the year ended August 31, 2011	—	—	—	—	(529,706)	(529,706)
Balance - August 31, 2011	38,656,627	$387	$14,201,779	$—	$(15,035,229)	$(833,063)

EN2GO INTERNATIONAL, INC. AND SUBSIDIARY
(a development stage company)
Consolidated Statements of Cash Flows
			Period from
			inception
			(January 31, 2007)
	For the Year Ended		through
	August 31,		August 31,
	2011	2010	2011
Cash Flows From Operating Activities:
Net loss	$(529,705)	$(3,089,142)	$(15,035,229)

Adjustments to reconcile net loss to net cash used in operating activities:
Debt financing costs	5,833	1,178,924	1,906,933
Depreciation expense	6,124	71,592	150,928
Impairment loss	—	1,104,917	1,104,917
Options, warrants and common stock issued for services rendered	—	—	5,753,309
Gain on settlement of prior liabilities	(508,457)		(508,457)
Gain on sale of equipment	(9,000)	—	(9,000)

Changes in operating assets and liabilities:
Prepaid expense	—	20,336	—
Accounts payable	(59,955)	152,310	1,164,994
Accrued expense	14,980	29,164	79,980
Net cash used in operating activities	(1,080,180)	(531,899)	(5,391,625)

Cash Flows From Investing Activities:
Purchase of property and equipment	(35,614)	—	(218,116)
Software development	—	(141,500)	(1,109,417)

Net cash used in investing activities	(35,614)	(141,500)	(1,327,533)

Cash Flows From Financing Activities:
Proceeds from related party	630,500	287,512	1,192,510
Proceeds from sale of equipment	9,000	37,697	46,697
Proceeds from issuance of notes payable	—	—	2,600,000
Repayment of notes payable	—	—	(500,000)
Proceeds from issuance of common stock and warrants, net of offering costs	505,000	350,000	3,413,599
Net cash provided by financing acitivities	1,144,500	675,209	6,752,806

Net increase in cash	28,706	1,810	33,648
Cash beginning of year	4,942	3,132	—
Cash end of year	$33,648	$4,942	$33,648

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid during the period for:
Interest	$—	$—
Income taxes	—	—

Common stock and warrants issued for payment of accounts payable	$70,125	$96,200	$166,325

Common stock and warrants issued upon conversion of convertible debt	$1,212,000	$1,750,000	$2,912,000

See notes to consolidated financial statements

EN2GO INTERNATIONAL, INC. AND SUBSIDIARY

(a development stage company)

Notes to Consolidated Financial Statements

As of and for the Year Ended August 31, 2011

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

General

En2go International, Inc. (“we”, “us”, “En2go” or the “Company”) is an entertainment software technology company that is developing media and entertainment related distribution applications for the online distribution of any content, including audio and video content. Our software application under development is called Lyynks, an application that delivers any content to a user’s computer desktop television set, tablet or smart phone. Lyynks is being developed as a global Internet content broadcast platform that can facilitate for its customers the online distribution of music, television, movies, graphics, interactive advertising and social media.

Basis of Presentation and Going Concern

Our consolidated financial statements have been prepared assuming that we will continue as a going concern. However, we have sustained losses and as of August 31, 2011, we have no revenues and have a net working capital deficiency and a negative cash flow from operations. These conditions, among others, give rise to substantial doubt about our ability to continue as a going concern. Management is continuing to seek additional equity capital. Until such time as we are operating profitably, we anticipate our working capital needs will be funded with proceeds from equity and debt financing. Management believes these steps will provide us with adequate funds to sustain our continued existence. There is, however, no assurance that the steps taken by management will meet all of our needs or that we will continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Development Stage Activities

Since inception the Company has not yet generated significant revenues and has been defining its business operations and raising capital. All of our operating results and cash flows reported in the accompanying consolidated financial statements from January 31, 2007 through August 31, 2011 are considered to be those related to development stage activities and represent the cumulative from inception amounts from our development stage activities required to be reported pursuant to Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 915, “Development Stage Enterprises”.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates and judgments, including those related to revenue recognition, valuation of long-lived assets, income taxes and litigation. The Company bases its estimates on historical and anticipated results and trends and on various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. The policies discussed below are considered by management to be critical to an understanding of the Company’s financial statements. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from those estimates.

Consolidation

The consolidated financial statements include the accounts of Parent and Parent’s wholly-owned Subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

Cash Concentration and Cash Equivalents

We consider all short-term securities purchased with a maturity of three months or less to be cash equivalents. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. Management does not believe the Company is exposed to significant credit risk. Management, as well, does not believe the Company is exposed to significant interest rate and foreign currency fluctuation risks during the period presented in these consolidated financial statements. As of August 31, 2011, there are no amounts that exceed the federally insured limits.

Property and Equipment

Property and equipment are stated as cost less accumulated depreciation. Depreciation is provided on a straight line basis over the estimated useful lives of the assets from one to five years. Maintenance and repairs are charged to expense as incurred and major improvements are capitalized. Gains or losses on sales or retirements are recognized in income.

Revenue Recognition

Through the period from inception through August 31, 2011, the Company had not yet generated any revenues. However, the Company plans to recognize its revenue according to the provisions of ASC 605, “Revenue Recognition”, which takes into account the completion of the transaction, delivery of the product, a final fixed or determinable price, and that collectability is reasonably assured.

Net Earnings (Loss) per common share

Basic earnings (loss) per share excludes dilution and is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shares in the earnings (loss) of the Company. Certain unexercised stock options and stock warrants to purchase shares of the Company’s common stock and convertible debt into the shares of the Company as of August 31, 2011 and 2010, were excluded in the computation of diluted earnings (loss) per share because the effect would be antidilutive. For the years ended August 31, 2011 and 2010, there were 33,065,627 and 19,446,788 potential common shares outstanding.

Evaluation of Long-Lived Assets

The Company reviews long-lived assets for impairment used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows expected to be generated by those assets are less than the carrying amount of those items. The Company’s cash flow estimates are based on limited operating history and have been adjusted to reflect management’s best estimate of future market and operating conditions. An impairment exists when the carrying amount of the long-lived assets is not recoverable and exceeds the fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If an impairment exists the resulting write-down would be the difference between the fair market value of the long-lived asset and the related book value. The Company’s estimates of fair value represent management’s best estimates based on industry trends.

Advertising Costs

Advertising costs are charged to operations in the period incurred. During the years ended August 31, 2011 and 2010, the Company incurred $-0-and $6,200 in advertising costs, respectively.

Income Taxes

The Company accounts for income taxes under the asset and liability method, in accordance with ASC 740, “Income Taxes” (“ASC740”), which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

Software Development Costs

We capitalize software development costs in accordance with generally accepted accounting principles, under which certain software development costs incurred subsequent to the establishment of technological feasibility, may be capitalized before the product is available for general release to customers, in accordance with ASC 350-985, “Software”. We determine technological feasibility to be established upon completion of (1) a detailed program design, (2) Completion of working model. Capitalized software development costs consists of costs for internally developed software to be sold publicly upon completion of development. Capitalized costs consist primarily of direct salaries and the cost of specific external consultants, where such costs qualify for capitalization under generally accepted accounting principles. Amortization shall not start until the product is available for general release to customers. On an annual basis, the Company will determine whether or not there has been impairment in value of the intangible assists and if necessary, records impairment charged to write down the assets to their estimated fair value. At August 31, 2010, new management of the Company evaluated the current software under development and determined the undiscounted cash flows expected to be generated by these assets are substantially less than the carrying amount of these items. Management had determined to develop new software and no longer used the previously developed software. The Company recorded an impairment charge of $1,104,917 for the year ended August 31, 2010, reducing the software costs to $-0-.

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

Reclassifications

The Company has reclassified certain information from its prior year financial statements to conform to current year’s presentations, including a change in the number of outstanding shares as of August 31, 2010 from 24,215,542 shares to 24,216,002 shares due to an accounting error in rounding.

Recently Issued Accounting Pronouncements

FASB has codified a single source of U.S. Generally Accepted Accounting Principles, the Accounting Standards Codification™. Unless needed to clarify a point to readers, we will refrain from citing specific section references when discussing application of accounting principles or addressing new or pending accounting rule changes. There are no recently issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows..

NOTE 3 – SETTLEMENT OF PRIOR LIABILITIES

We have settled certain payables to reflect the acceptance by these creditors of lesser amounts. Accordingly, amounts accrued with respect to these account holders have been reduced to $-0- from $508,457, and we have recognized other income in that amount in the consolidated statement of operations for the year ended August 31, 2011.

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

Level 1 – Observable inputs such as quoted market prices in active markets

Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable

Level 3 – Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions

As of August 31, 2011, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of cash and cash equivalents.  The fair value of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1.    The Company does not have any financial assets measured at fair value on a recurring basis as Level 2 or Level 3.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of August 31, 2011 and August 31, 2010.

	Fair Value Measurements Using

	Quoted Prices	Significant Other	Significant Other
	in Active Market	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
August 31, 2011
Cash and
cash equivalents	$33,648	$—	$—
Total	$33,648	$—	$—

August 31, 2010
Cash and
cash equivalents	$4,942	$—	$—
Total	$4,942	$—	$—

The Company had no financial assets accounted for on a non-recurring basis as of August 31, 2011.

There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the year ended August 31, 2011 and the Company did not have any financial liabilities as of August 31, 2011. The Company has other financial instruments, such as advances and other receivables, accounts payable and other liabilities, notes payable and other assets, which have been excluded from the table above. Due to the short-term nature of these instruments, the carrying value of advances and other receivables, accounts payable and other liabilities, notes payable and other assets approximate their fair values.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the year ended August 31, 2011, Richard Genovese, a Director of the Company (“Genovese”) made advances of $630,500 to the Company for additional working capital. As of August 31, 2011 and August 31, 2010 the amount due Genovese was $330,510 and $562,010 respectively.

On May 6, 2011, Genovese converted $312,000 of debt owed to him into 6,240,000 units (“Units”), at a conversion price per Unit of $.05, each Unit consisting of one share of common stock and a common stock purchase warrant to purchase one share of common stock at an exercise price of $.10 per share. The fair value of the warrants issued was $93,600.

On November 8, 2010, Genovese converted $550,000 of debt owed to him into 2,750,000 units (“Units”), at a conversion price per Unit of $.20, each Unit consisting of one share of common stock and a common stock purchase warrant to purchase one share of common stock at an exercise price of $.30 per share. The fair value of the warrants issued was $165,000.

The fair value of the warrants was estimated using the Black-Scholes pricing method.

NOTE 6 – CONVERTIBLE DEBT

August 31,

	2011	2010
The Company issued notes payable of $0 and $2,100,000 during the year ended August 31, 2009	$—	$350,000

Discount on note payable net of amortization	—	(5,833)

Total	$—	$344,167

Interest expense for the nine months ended May 31, 2011 and 2010 was $6,845 and $24,750 respectively.

NSC Investments

In August 2008, we issued a promissory note to NSC Investments Ltd. (“NSC”) in the principal amount of $250,000. Under the terms of this promissory note (the “NSC 2008 Note”), interest is to be prepaid at the commencement of each quarter by us issuing 1,600 shares of our common stock. The unpaid principal balance of the promissory note was due and payable in full on the sale of any assets of the Company or November 1, 2008. Further consideration for the loan consisted of 15,000 shares of our common stock at the funding, 5,000 shares of our common stock at the beginning of the next month, and 10,000 shares at the beginning of the next month. This promissory note was extended until February 1, 2009. We agreed to pay 3,900 shares of our common stock as interest and additional issuance of 10,000 shares of our common stock for additional compensation. The promissory note was further extended to May 1, 2009 and we agreed to make payments on the principal of $50,000 by February 15, 2009; repay a further $100,000 by May 1, 2009; issue 3,000 shares of our common stock as interest and additional issuance of 20,040 shares of our common stock for additional compensation. All the terms of the amended agreement were complied with. The remaining $100,000 plus accrued interest was convertible at NSC’s option at $2.00 per share on or before May 1, 2010. Pursuant to ASC 470-25-20, the modification of the Note agreement was not treated as an extinguishment but rather reduced the carrying amount of the debt through an adjustment to the note discounts, with a corresponding increase in additional paid-in capital.

In November 2010, the Company entered into an agreement with NSC Investments Ltd. to issue 585,000 units (“Units”), at a price per Unit of $.20, each Unit consisting of one share of common stock and a common stock purchase warrant to purchase one share of common stock at an exercise price of $.30 per share, to settle the remaining balance of the $100,000 of principal debt and $17,500 of accrued interest. The fair value of the warrants issued was $90,938.

2009 Convertible Debentures

On January 15, 2009 we entered into an agreement with Genovese whereby Genovese and/or his affiliates (collectively “Genovese”) advanced to the Company $250,000 for a convertible debenture or debentures (“the 2008 Genovese Convertible Debenture”) for the aggregate principal amount of $250,000. The 2008 Genovese Convertible Debenture was non-interest bearing and matured on December 5, 2010. At the holder’s sole discretion, the holder could elect to convert the 2008 Genovese Convertible Debenture, in whole or in part into common shares of the Company at a conversion price of $0.10 per share. As additional compensation, Genovese was issued a share purchase warrant certificate for 2,500,000 warrants, with each warrant exercisable into one common share at $0.15 per share for a period of three years commencing from the date of the issuance of the warrant certificate. The Company and Genovese further agreed to establish five (5) mutually agreed upon milestones to be attained no later than September 2009 with each milestone generally occurring approximately every forty five (45) days. In conjunction with the attainment of each individual milestone, Genovese agreed to advance to the Company an additional $250,000. In connection with each $250,000 advance, Genovese would be issued an additional $250,000 Debenture. The 2008 Genovese Convertible Debentures were non-interest bearing and mature two years from the date of issuance of each subsequent debenture (“2009 Convertible Debentures”). At the holders’ sole discretion, the holder could elect to convert the 2009 Convertible Debentures, in whole or in part, at any time prior to maturity, into common shares of the Company at a conversion price of $0.10 per share.

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

Janst Limited

In April 2009, we entered into a loan agreement with Janst Limited for $250,000. The terms of the loan were that the loan bears interest at 15% per annum, matured on May 1, 2010, and that the principal and accrued interest is convertible into common stock at the rate of $0.35 per share.

In November 2010, the Company entered into an agreement with Janst Limited to issue 1,515,625 units (“Units”), at a price per Unit of $.20, each Unit consisting of one share of common stock and a common stock purchase warrant to purchase one share of common stock at an exercise price of $.30 per share, to settle the $250,000 of principal debt and $53,125 of accrued interest. The fair value of the warrants issued was $35,250.

The fair value of the warrants was estimated using the Black-Scholes pricing method.

NOTE 7 - COMMON STOCK

The Company has authorized 90 million shares of common stock with a par value of $.00001, and 10 million shares of preferred stock with a par value of $.00001.  At August 31, 2011 and August 31, 2010, the Company had 38,656,627 and 24,216,002 shares of common stock issued and outstanding, respectively, and no shares of preferred stock issued and outstanding.

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

On November 8, 2010, we entered into a subscription agreement with Richard Genovese, whereby Mr. Genovese purchased 250,000 shares of our common stock and 250,000 warrants with an exercise price of $.30 for $50,000.

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

On July 26, 2011, we entered into a subscription agreement with a private investor. the investor purchased 500,000 shares of our common stock and 500,000 warrants with an exercise price of $.10 for $25,000.

The fair value of the warrants issued in connection with the sale of common stock during the year ended August 31, 2011 was $151,496. The fair value of the warrants was estimated using the Black-Scholes pricing method.

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

On September 1, 2008 we granted 15,000 stock options to a certain officer and board member for his services performed as Chair of the Audit Committee and Chair of the Compensation Committee. The estimated value of the compensatory common stock purchase options granted to non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions: expected term of 10 years, a risk free interest rate of 3.97% to 4.40%, a dividend yield of 0% and volatility of 136.94% to 147.95%. During the years ended August 31, 2011 and 2010, the amount of the expense charged to operations for compensatory options granted in exchange for services was $-0- and $-0-, respectively.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees and non-employees of the Company. These options were granted in lieu of cash compensation for services performed.

	Shares	Weighted Average Exercise Price

Outstanding, September 1, 2008	230,000	$9.70

Granted	15,000	7.10

Expired/Cancelled	—	—

Exercised	—	—

Outstanding, year ended August 31, 2009	245,000	9.50

Granted	—	—

Expired/Cancelled	(200,000)	—

Exercised	—	—

Outstanding, year ended August 31, 2010	45,000	7.70

Granted	—	—

Expired/Cancelled	(20,000)	—

Exercised	—	—

Outstanding, year ended August 31, 2011	25,000	$7.86

Exercisable at August 31, 2011	25,000	$7.86

Options Outstanding			Options Exercisable
Year	Exercise Price	Number of Shares Outstanding	Weighted Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price

2008	$9.00	10,000	7.93	10,000	$9.00
2009	7.10	15,000	8.01	15,000	7.10

Total		25,000		25,000

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

Additional Debentures for $455,000, $250,000, and $50,000 and $195,000 were issued during the year ended August 31, 2009. In April 2009, the amount of convertible debentures available to be issued was increased by $255,000 for an aggregate of $1,750,000. As of August 31, 2009 a total of $1,750,000 has been issued as Debentures. On September 25, 2009 all of the $1,750,000 of debentures were converted into 17,500,000 common shares and 17,500,000 share purchase warrants exercisable at $0.15 per share remain unexercised.

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

During the year ended August 31, 2011, the Company issued 14,440,625 warrants in connection with the sales of common stock and conversion of debt into common stock. The fair value of the warrants in connection with the allocation of sale and conversion was $536,283.

	Warrants	Weighted Average Exercise Price

Outstanding, September 1, 2008	100,000	$2.00

Granted	17,500,000	0.15

Expired/Cancelled	-	-

Exercised	-	-

Granted	37,500	3.00

Outstanding, year ended August 31, 2009	17,637,500	0.17

Expired/Cancelled	-	-

Exercised	-	-

Granted	1,000,002	0.60

Outstanding, year ended August 31, 2010	18,637,502	$0.19
Granted	14,440,625	0.20
Expired/Cancelled	(37,500)	-

Exercised	-	-
Outstanding, year ended August 31, 2011	33,040,627	0.19

Exercisable, year ended August 31, 2011	33,040,627	$0.19

	Warrants Outstanding			Warrants Exercisable
Year	Exercise Price	Number of Warrants Outstanding	Weighted Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
2008	$2.00	100,000	2.02	100,000	2.00
2009	0.15	*10,000,000	0.42	10,000,000	0.15
2009	0.15	*2,500,000	0.47	2,500,000	0.15
2009	0.15	*500,000	0.50	500,000	0.15
2009	0.15	*1,700,000	0.65	1,700,000	0.15
2009	0.15	*150,000	0.67	150,000	0.15
2009	0.15	*50,000	0.68	50,000	0.15
2009	0.15	*50,000	0.71	50,000	0.15
2009	0.15	*500,000	0.98	500,000	0.15
2009	0.15	*2,050,000	0.98	2,050,000	0.15
2010	0.60	1,000,002	0.16	1,000,000	0.60
2011	0.30	6,600,625	4.18	6,600,625	0.30
2011	0.30	500,000	4.26	500,000	0.30
2011	0.10	6,840,000	4.67	6,840,000	0.10
2011	0.10	500,000	4.91	500,000	0.10
Total		33,040,627		33,040,627

As of August 31, 2011, 37,500 of the Company's issued and outstanding warrants have been cancelled.

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

The following table sets forth common stock equivalents (potential common stock) for the years ended August 31, 2011 and 2010 that are not included in the loss per share calculation above because their effect would be anti-dilutive for the periods indicated:

	For the Years Ended August 31,
	2011	2010
Plan Stock Options	25,000	45,000
Warrants	33,040,627	18,637,502
Convertible notes	—	764,286

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

 ASC 740 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.  The Company has available at August 31, 2011 and 2010, an operating loss carryforward of approximately $12.5 million and $12.0 million, respectively, which may be applied against future taxable income and which expires in various years through 2028.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The net deferred tax asset is approximately $4,250,000 as of August 31, 2011, and $4,093,000 as of August 31, 2010, with offsetting valuation allowances of the same amount.

Substantial changes in the company’s ownership have occurred, and therefore there is an annual limitation of the amount of Parent’s pre-acquisition net operating loss carryforward which can be utilized.  Accordingly, only the post-acquisition net operating loss carryforward has been included for Parent.

The reconciliation of the provision (benefit) for income taxes computed at the U.S. federal statutory rate to the Company’s effective tax rate for the years ended August 31, 2011 and 2010 is as follows:

	2011	2010
Federal benefit at Statutory rate	$181,000	$1,050,000
State income tax, net of federal benefit	11,000	69,000
Unused net operating losses	(192,000)	(1,119,000)

Provision (Benefit) for income taxes	$____-	$—

The Company has not made provision for income taxes in the years ended August 31, 2011 and 2010, respectively, since the Company has the benefit of net operating losses carried forward in these periods.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Consulting Agreement

Effective September 1, 2010, the Company entered into a consulting agreement with, L.A. Dreamline II, LLC, a marketing consultant (a related party), for a monthly consulting fee of $15,000. The consulting agreement is for a term of 25 months. For the year ended August 31, 2011, the Company paid the related party $180,000.

Effective May 1, 2010 we have entered into a month-to-month lease, providing for a monthly rental of $3,500 for our executive office. Rent expense, including executory costs, for the years ended August 31, 2011 and 2010 was $48,412 and $158,658, respectively.

NOTE 11 – LEGAL PROCEEDINGS

We are party to the following litigation matters.

Stride & Associates. We are a defendant in a suit filed September 2, 2009 by Stride & Associates, Inc. in the Superior Court of California, Los Angeles Superior Court-North Central District, for the amount of $19,500, plus interest, for services allegedly rendered by the plaintiff to the Company in connection with personnel placement. The plaintiff has filed a judgment in the amount of $21,620 against us in this litigation, and the Company has accrued the full amount. . We intend to settle this matter.

NOTE 12 – SUBSEQUENT EVENTS

On November 22, 2011 the Company issued shares at a purchase price per share of $0.075 as follows:

(1)     2,666,667 shares were issued to an investor for an aggregate investment in the Company of $200,000;

(2)     7,933,333 shares were issued to Clayoquot Wilderness Resort, company owned by Richard Genovese in conversion of $595,000 principal amount of debt held. Subsequent to year end, Genovese advanced the Company $265,000.

On December 5, 2011, the Company issued 400,000 shares to an investor at a per share purchase price of $0.25 for an investment of $100,000.

Effective December 7, 2011 the Company filed an amendment to its Articles of Incorporation (1) to increase our authorized Common Stock from 90,000,000 shares to 1,000,000,000 shares and (2) to authorize a new class of 10,000,000 shares of Preferred Stock with authority for our Board of Directors to issue one or more series of the preferred stock with such designations, rights, preferences, limitations and/or restrictions as it should determine by vote of a majority of such directors. As of December 9, 2011, no shares of preferred stock have been issued.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

As supervised by our board of directors and our Chief Executive Officer and Chief Financial Officer, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management’s Annual Report on Internal Control over Financial Reporting. Our chief executive and financial officer has concluded that our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e)) as of August 31, 2011, are effective.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Management assessed the effectiveness of internal control over financial reporting as of August 31, 2011. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control–Integrated Framework. Management concluded in this assessment that as of August 31, 2011, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of our 2011 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

The following corporate events are reported under this Item by the Company in lieu of reporting such events in a separate Current Report on Form 8-K filing [Item references are to Form 8-K Items]:

Item 3.02. Unregistered Sales of Equity Securities.

The following table sets forth the sales of unregistered securities since the Company’s last report filed under this item.

Date	Title and Amount (1)	Purchaser	Principal Underwriter	Total Offering Price/Underwriting Discounts
December 5, 2011	400,000 shares of common stock, together with warrants expiring November 29, 2014 to purchase 400,000 shares of common stock at an exercise price of $.25 per share.	Private investor.	NA	$.25 per share/NA

(1)     The issuances to private investors are viewed by the Company as exempt from registration under the Securities Act of 1933, as amended (“Securities Act”), alternatively, as transactions either not involving any public offering, or as exempt under the provisions of either Regulation D or Regulation S promulgated by the SEC under the Securities Act.

Item 5.03. Amendments to Articles of Incorporation or By-Laws; Change in Fiscal Year.

Amendment of our Articles of Incorporation to Increase our Authorized Common Stock.

Our board of directors unanimously approved an amendment to our Articles of Incorporation to increase the authorized number of shares of common stock from 90,000,000 shares, par value $.00001 per share, to 1,000,000,000 shares, par value $.00001 per share, and to authorize a new class of 10,000,000 shares of preferred stock, par value $.00001 per share, on October 18, 2011. On the same date we received the written consent from two shareholders of our company holding a majority (67.23%) of the outstanding shares of our common stock. We filed the amendment with the Secretary of State of Nevada on December 7, 2011, after mailing a Definitive Information Statement to our stockholders, and the amendment was effective December 7, 2011.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

As of the date of this report, our executive officers and directors are as follows:

			Held
Name	Age	Title	Position Since
Robert Rosner	47	President and Chief Executive Officer, Chief Financial Officer and Director	President and Chief Executive Officer – March 2010 Director – May 2010
Bruce Schmidt	59	Secretary, Treasurer, Director	Director - September 2006 Secretary & Treasurer-April 2009
Richard Genovese	58	Director	June 2009
Frank Anderson	53	Director	June 2009

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

Bruce Schmidt, Secretary, Treasurer & Director

 Bruce Schmidt brings over three decades of strategic planning and management consulting experience to the Company. With a background in physics and education from the University of British Columbia, he is acting or has acted as a consultant and has served on the Board of Directors for a variety of Canadian biotech/hightech and venture capital companies including: Carrus Capital Corp as CEO and Director, Greenangel Energy as CFO and Director, Prescient Neuropharma Inc.  as President, CEO and Director; Alda Pharmaceuticals Corp.  as Director; Biophage Pharma Inc.  as Corporate Secretary and Director; Strategic Merchant Bancorp, Ltd  as a Director; VP Media Group Ltd.  as Director and Aitchison Capital, Inc.  as a Director. Mr. Schmidt has also been involved with a number of non-profit Canadian organizations including: the Canadian Networks of Centers of Excellence, the Canadian Healthcare Licensing Association, the British Columbia Biotechnology Alliance (BC Biotech), B.C. Nanotechnology Alliance, and British Columbia’s Integrated Technology Initiative.

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

Other Information about our Board of Directors

During our fiscal year ended August 31, 2011, our Board of Directors did not meet, but acted by written consent 9 times.

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

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non- Qualified Deferred Compensation Earnings	All Other Compensation	Total
Robert Rosner (3)	2011							$ 25,000	$ 25,000
	2010								-0-
Paul E. Fishkin, President CFO and Director (1)	2010 2009	$ 8,000 153,750	— —	— —		— —	— —	— —	$ 8,000 153,750

Bruce Schmidt, Secretary Treasurer and Director. Former President, CEO and CFO (2)	2009	$ —	—	—	$ 115,739	—	—	—	$ 115,739

Tolga F. Katas, Chief Technology Officer	2010 2009	$ 191,000 298,500	$ 50,000 —	— —	— $ 1,183,093	— —	— —	— —	$ 241,000 1,481,593

Ted Cohen, Chief Strategic Officer and Director (3)	-0- 2009	$ -0- 105,000	— —	— —		— —	— —	— —	$ 105,000

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

Stock Option Grants

As of August 31, 2011, stock option grants covering 25,000 shares of common stock were outstanding.

Option Exercises and Stock Vesting

During the fiscal year ended August 31, 2011, no options held by our executive officers and directors were exercised.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table contains information relating to the beneficial ownership of Common Stock by members of the board of directors and the Company's officers as a group, as well as certain other beneficial owners as of December 5, 2011. Information as to the number of shares of Common Stock owned and the nature of ownership has been provided by these individuals or is based on Schedules 13D, or amendments thereto, received by the Company as filed with the Securities and Exchange Commission, or other information, and is not within the direct knowledge of the Company. Unless otherwise indicated, the named individuals possess sole voting and investment power with respect to the shares listed.

Name and Address of Beneficial Owner (1)	Number of Shares Owned Beneficially	Percentage *

Abeille Limited (2) Le Montaigne 7 Ave. de Grande Bretagne, MC 98900 Monte Carlo	9,900,000	18.13%

511919 NB Limited (3)	5,000,000	9.58%
PO Box 49139
Vancouver, BC V7T 1A7

Richard Genovese (4)	32,680,200	49.52%

JANST Limited (5) 87 Mary Street Georgetown, Grand Cayman Cayman Islands	7,531,250	14.09%

Janspec Holdings Limited	3,115,239	6.27%
14185 Rio Place
Surrey, BC V3S 0L2

Bruce Schmidt (6)	55,000	**

All Officers and Directors as a Group	32,735,200	49.58%

* Based on 49,657,627 shares outstanding on December 5, 2011.

** Less than 1%.

----------------

(1)  Unless otherwise indicated, all shares are held beneficially and of record by the person indicated and the address of such person is c/o the Company, 644-1812 West Burbank Blvd., Burbank, CA 91506.

(2) In addition to 4,950,000 shares owned directly, Abeille Limited holds warrants expiring January 30, 2012, to purchase an aggregate of 4,550,000 shares of common stock at an exercise price of $.15 per share, and warrants expiring November 29, 2014, to purchase 400,000 shares of common stock at an exercise price of $.25 per share.

(3) Includes currently exercisable stock purchase warrants entitling 511919 NB Ltd. to acquire 2,500,000 shares of the Company’s common stock

(4) In addition to 16,340,200 shares owned directly, Mr. Genovese holds warrants expiring at various dates commencing January 30, 2012 through May 5, 2016, to purchase an aggregate of 16,340,000 shares of common stock at exercise prices ranging from $.10 to $.15 per share. Mr. Genovese’s address is c/o the Company, 644-1812 West Burbank Blvd., Burbank, California 91505.

(5) In addition to 3,765,625 shares owned directly, Janst Limited holds warrants expiring at various dates commencing April 22, 2012 through November 7, 2015 to purchase an aggregate of 3,765,625 shares of common stock at exercise prices ranging from $.15 to $.30 per share.

(6) Mr. Schmidt owns 30,000 shares directly and holds options expiring in 2018 to purchase 25,000 shares of common stock at an exercise prices ranging from $6.00 to $7.10 per share.

Item  13. Certain Relationships and Related Transactions, and Director Independence.

During the year ended August 31, 2011, Richard Genovese, a Director of the Company (“Genovese”) made advances of $630,500 to the Company for additional working capital. As of August 31, 2011 and August 31, 2010 the amount due Genovese was $330,510 and $562,010 respectively.

On May 6, 2011, Genovese invested $30,000 into the Company, through the purchase of 600,000 units, at a purchase price per unit of $.05, each unit consisting of one share of common stock and a common stock purchase warrant to purchase one share of common stock at an exercise price of $.10 per share. The fair value of the warrants issued was $9,000.

On May 6, 2011, Genovese converted $312,000 of debt owed to him into 6,240,000 units, at a conversion price per unit of $.05, each unit consisting of one share of common stock and a common stock purchase warrant to purchase one share of common stock at an exercise price of $.10 per share. The fair value of the warrants issued was $93,600.

On November 8, 2010, Genovese invested $50,000 into the Company as additional working capital by way of the issuance of 250,000 units, at a purchase price per unit of $.20, each unit consisting of one share of common stock and a common stock purchase warrant to purchase one share of common stock at an exercise price of $.30 per share. The fair value of the warrants issued was $15,000.

On November 8, 2010, Genovese converted $550,000 of debt owed to him into 2,750,000 units, at a conversion price per unit of $.20, each unit consisting of one share of common stock and a common stock purchase warrant to purchase one share of common stock at an exercise price of $.30 per share. The fair value of the warrants issued was $165,000.

PART IV

Item  14. Principal Accountant Fees and Services

The Board of Directors has appointed Madsen & Assiates, CPA (“Madsen”), independent auditors, as the Company’s independent registered public accounting firm for the fiscal year ending August 31, 2010. Chisholm, Bierwolf & Nilson LLC CB&N had audited our financial statements since August 31, 2007, through August 31, 2009.

Audit Fees

During the fiscal years ended August 31, 2011 and 2010, fees for services provided by were as follows:

	Fiscal Year Ended August 31, 2011	Fiscal Year Ended August 31, 2010
Audit Fees	$36,000	$16,000
Audit-Related Fees
Tax Fees
All Other Fees

Total	$36,000	$16,000

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

Tax Fees

During 2011, our principal accountant did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During 2011, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

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

4. Other Fees are those associated with products or services not captured in the other categories.

 Item  15. Exhibits and Financial Statement Schedules.

(a)(3) Exhibits

Number	Description

3.1*	Restated Certificate of Incorporation of En2Go International, Inc. Dated August 15, 2007 (incorporated by reference to the Company’s Form 10-K for the year ended August 31, 2007 filed on December 14, 2007).

3.1a*	Certificate of Change Pursuant to NRS 78.209 For Nevada Profit Corporations (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K filed on December 15, 2009).

3.1b	Certificate of Amendment to Articles of Incorporation, filed December 7, 2011, filed herewith.

3.2*	Bylaws of En2Go International, Inc. (incorporated by reference to the Company’s Registration Statement on Form SB2 filed October 25, 2002).

10.1*	Employment Agreement, dated as of July 16, 2007, by and between EN2GO International Inc. and Paul E. Fishkin (incorporated by reference to the Company’s Form 8-K filed on July 18, 2007).

10.2*	Employment Agreement, dated as of July 16, 2007, by and between EN2GO International Inc. and Tolga Katas (incorporated by reference to the Company’s Form 8-K filed on July 18, 2007).

10.3*	En2Go International, Inc. Stock Option Plan (incorporated by reference to the Company’s Form 8-K, filed on November 16, 2007).

10.4*	License Agreement with Christine Marie dated as of June 4, 2007 (incorporated by reference to the Company’s Form 10-K for the year ended August 31, 2007 filed on December 14, 2007).

10.5*	Share Exchange Agreement with En2Go, Inc. and its Stockholders dated as of June 8, 2007 (incorporated by reference to the Company’s Form 10-K for the year ended August 31, 2008 filed on December 14, 2007).

10.6*	Investor Relations and Corporate Communications Agreement, dated as of January 23, 2008, by and between EN2GO International Inc. and Connect Capital Ltd. (incorporated by reference to the Company’s Form 8-K filed on January 28, 2008).

10.7*	Investor Relations and Corporate Communications Agreement, dated as of January 23, 2008, by and between EN2GO International Inc. and Connect Corporate Communications, Inc. (incorporated by reference to the Company’s Form 8-K filed on January 28, 2008).

10.8*	Agreement for Settlement and Forgiveness of Debt, dated as of February 5, 2008 (incorporated by reference to the Company’s Form 10-QSB for the period ended February 29, 2008 filed on April 18, 2008).

10.9*	Amended and Restated En2go International, Inc. 2007 Stock Option plan, Dated July 1, 2008 (incorporated by reference to “Exhibit A” in the Company’s Definitive Proxy Statement filed on July 16, 2008).

10.10*	Convertible Promissory Note as Amended, dated August 1, 2008 by and between En2go International, Inc. and NSC Investments Ltd. (incorporated by reference to the Company’s Form 10-K for the year ended August 31, 2008 filed on December 15, 2008).

10.11*	Share Purchase Agreement, dated September 11, 2008, by and between En2go International, Inc. and Richard Genovese (incorporated by reference to the Company’s Form 10-K for the year ended August 31, 2008 filed on December 15, 2008).

10.12*	Convertible Debenture Agreement between Richard Genovese and the Company dated January 15, 2009 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended November 30, 2008 filed on January 20, 2009).

10.13*	Form Convertible Debenture (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended November 30, 2008 filed on January 20, 2009).

10.14*	Form Common Stock Warrant (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended November 30, 2008 filed on January 20, 2009).

10.15*	Amended Convertible Debenture Agreement between Richard Genovese and the Company Dated January 15, 2009 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended February 28, 2009 filed on April 20, 2009).

10.16*	Premium Network License and Reseller Agreement between Digital Stream, Inc. and the Company dated June 10, 2009 (incorporated by reference to the Company’s Report on Form 8-K filed on June 17, 2009).

14.1*	Code of Ethics and Business Conduct (incorporated by reference to the Company’s Form 10-KSB filed on November 19, 2003).

14.2*	Amended and Restated Code Of Ethics (incorporated by reference to the Company’s Form 8-K filed on March 4, 2009).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* filed previously

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EN2GO INTERNATIONAL, INC.

Dated: December 13 , 2011

	By:	/S/ ROBERT ROSNER
Robert Rosner
President, Chief Executive Officer,
Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant in the capacities indicated, on December 13, 2011.

/S/ ROBERT ROSNER
Robert Rosner, President, Chief Executive Officer and Director

/S/ BRUCE SCHMIDT
Bruce Schmidt
Director

/S/ RICHARD GENOVESE
Richard Genovese
Director

/S/ FRANK ANDERSON
Frank Anderson
Director