Form 10-Q
period 2011-11-30
EN2GO INTERNATIONAL INC
filed 2012-01-23
CIK 1200528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☐	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the quarterly period ended November 30, 2011
or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 49,656,627 shares of $0.00001 par value common stock issued and outstanding as of January 16, 2012.

EN2GO INTERNATIONAL, INC. AND SUBSIDIARY
(a development stage company)
INDEX

			Page
Part I		Financial Information

	Item 1.	Financial Statement	1

		Consolidated Balance Sheets as of November 30, 2011 and August 31, 2011 (unaudited)	2

		Consolidated Statements of Operations for the three Months Ended November 30, 2011 and 2010 and the period from inception (January 31 , 2007) through November 30, 2011 (unaudited)	3

		Consolidated Statements of Stockholders' Deficiency for the Period Ended November 30, 2011 (unaudited)	4

		Consolidated Statements of Cash Flows for the three months ended November 30, 2011 and 2010 and the period from inception (January 31, 2007) through November 30, 2011 (unaudited)	6

		Notes to Unaudited Consolidated Financial Statements	7

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

	Item 4.	Controls and Procedures	20

Part II

	Item 1.	Legal Proceedings	21

	Item 6.	Exhibits	21

Signatures

-i-

PART I - Financial Information

ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

    Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  The following condensed consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended August 31, 2011.

    The results of operations for the three months ended November 30, 2011 are not necessarily indicative of the results for the entire fiscal year or for any other period.

EN2GO INTERNATIONAL, INC. AND SUBSIDIARY
(a development stage company)
Consolidated Balance Sheets
(Unaudited)

	November 30,	August 31,
	2011	2011

ASSETS
Current Assets:
Cash	$31,300	$33,648

Property and equipment - net	44,812	29,490
Total Assets	$76,112	$63,138

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$545,438	$555,836
Accrued expenses	13,129	9,855
Due to related party	510	330,510
Total Current Liabilities	559,077	896,201

Commitments and Contingencies

Stockholders' Deficiency:

Common stock, $.00001 par value, 90,000,000 shares authorized, 49,256,627 and 38,656,627 shares issued and outstanding atNovember 30, 2011 and August 31, 2011, respectively	492	387
Capital in excess of par value	14,996,674	14,201,779
Deficit accumulated during the development stage	(15,380,131)	(15,035,229)
Subscription receivable	(100,000)	-
Total Stockholders' Deficiency	(482,965)	(833,063)

Total Liabilities and Stockholders' Deficiency	$76,112	$63,138

See notes to unaudited consolidated financial statements.

EN2GO INTERNATIONAL, INC. AND SUBSIDIARY
(a development stage company)
Consolidated Statement of Operations
(Unaudited)

			Period from
			inception
			(January 31, 2007)
	For the Three Months Ended		through
	August 31,		November 30,
	2011	2010	2011
Revenues	$-	$-	$-
Costs and Expenses:
General and administrative expenses	344,902	195,322	7,251,735
Stock issued for services	-	-	1,762,617
Non-cash compensation	-	-	3,990,692
Impairment loss	-	-	1,104,917
Total operating expenses	344,902	195,322	14,109,961

Loss from operations	(344,902)	(195,322)	(14,109,961)

Other Income (Expense):
Other income (primarily from the settlement of prior liabiltities)	-	141	538,277
Interest expense	-	(5,125)	(212,314)
Interest expense on amortization of note discount	-	(5,833)	(1,605,133)
Gain on sale of equipment	-	-	9,000
Total other income (expense)	-	(10,817)	(1,270,170)

Loss before provision for income taxes	(344,902)	(206,139)	(15,380,131)

Provision for income taxes	-	-	-

Net loss	$(344,902)	$(206,139)	$(15,380,131)

Net loss per share of common stock - Basic and diluted	$(0.01)	$(0.01)

Weighted Average Shares Outstanding - Basic and diluted	41,536,602	25,956,433

See notes to unaudited consolidated financial statements.

EN2GO INTERNATIONAL, INC. AND SUBSIDIARY
(a development stage company)
Consolidated Statements of Stockholders' Deficiency
(Unaudited)

					Deficit
					Accumulated	Total
			Capital in		During	Stockholders'
	Common	Stock	Excess of	Subscription	Development	Equity
	Shares	Amount	Par Value	Receivable	Stage	(Deficiency)
Balance - August 31, 2007	4,980,460	50	999,950	-	(602,659)	397,341

Issuance of options and warrants
issued for services rendered	-	-	3,686,768	-	-	3,686,768

Common stock issued for $10.00
per share in January 2008	135,000	1	1,349,999	-	-	1,350,000

Offering costs on issuance of
common stock	-	-	(91,401)	-	-	(91,401)

Issuance of common stock
for services rendered	100,000	1	1,849,999	-	-	1,850,000

Issuance of common stock as
consideration for debt financing	16,600	-	144,600	(6,400)	-	138,200

Net loss for the year ended
August 31, 2008	-	-	-	-	(7,830,062)	(7,830,062)

Balance - August 31, 2008	5,232,060	52	7,939,915	(6,400)	(8,432,721)	(499,154)

Common stock and warrants
issued for $1.50 per unit in
October 2008	100,000	1	149,999	-	-	150,000

Common stock issued for services
rendered in October 2008	30,000	-	63,000	-	-	63,000

Common stock issued for services
in November 2008	5,000	-	14,000	-	-	14,000

Common stock issued in
consideration of debt financing -
Sept - April 2009	71,940	1	174,999	-	-	175,000

Common stock issued for $2.00
per share in May 2009	75,000	1	149,999	-	-	150,000

Discount on notes payable net of
amortization	-	-	1,593,729	-	-	1,593,729

Interest and stock based
compensation	-	-	133,141	6,400	-	139,541

Net loss for the year ended
August 31, 2009	-	-	-	-	(2,983,660)	(2,983,660)

Balance - August 31, 2009	5,514,000	55	10,218,782	-	(11,416,381)	(1,197,544)

See notes to unaudited consolidated financial statements.

 EN2GO INTERNATIONAL, INC. AND SUBSIDIARY
(a development stage company)
Consolidated Statements of Stockholders' Deficiency
(Unaudited)
(Continued)
					Deficit
					Accumulated	Total
			Capital in		During	Stockholders'
	Common	Stock	Excess of	Subscription	Development	Equity
	Shares	Amount	Par Value	Receivable	Stage	(Deficiency)
Issuance of common stock upon
conversion of convertible debt	17,500,000	175	1,749,825			1,750,000

Sale of common stock	1,000,002	10	349,990			350,000

Issuance of common stock as
consideration for payment of
accounts payable	202,000	2	96,201			96,203

Net loss for the year ended
August 31, 2010	-	-	-	-	(3,089,142)	(3,089,142)

Balance - August 31, 2010	24,216,002	242	12,414,798	-	(14,505,523)	(2,090,483)

Issuance of common stock upon
conversion of convertible debt	11,090,625	111	897,232			897,343

Sale of common stock	3,350,000	34	353,465			353,499

Allocation of sale of common stock
and conversion of debt to warrants
issued			536,284			536,284

Net loss for the year ended
August 31, 2011	-	-	-	-	(529,706)	(529,706)

Balance - August 31, 2011	38,656,627	387	14,201,779	-	(15,035,229)	(833,063)

Issuance of common stock upon
conversion of convertible debt	7,933,333	79	594,921			595,000

Sale of common stock	2,666,667	26	199,974	(100,000)		100,000

Net loss for the three months ended
November 30, 2011	-	-	-	-	(344,902)	(344,902)

Balance - November 30, 2011	49,256,627	$492	$14,996,674	$(100,000)	$(15,380,131)	$(482,965)

See notes to unaudited consolidated financial statements.

 EN2GO INTERNATIONAL, INC. AND SUBSIDIARY
(a development stage company)
Consolidated Statements of Cash Flows
(Unaudited)

			Period from
			inception
			(January 31, 2007)
	For the Three Months Ended		through
	November 30,		November 30,
	2011	2010	2011
Cash Flows From Operating Activities:
Net loss	$(344,902)	$(206,139)	$(15,380,131)

Adjustments to reconcile net loss to net cash used in operating activities:
Debt financing costs	-	5,833	1,906,933
Depreciation expense	4,631	-	155,559
Impairment loss	-	-	1,104,917
Options, warrants and common stock issued for services rendered	-	-	5,753,309
Gain on settlement of prior liabilties	-	-	(508,457)
Gain on sale of equipment	-	-	(9,000)

Changes in operating assets and liabilities:
Accounts payable	(10,398)	(48,507)	1,154,596
Accrued expense	3,274	8,592	83,254
Net cash used in operating activities	(347,395)	(240,221)	(5,739,020)

Cash Flows From Investing Activities:
Purchase of property and equipment	(19,953)	-	(238,069)
Software development	-	-	(1,109,417)

Net cash used in investing activities	(19,953)	-	(1,347,486)

Cash Flows From Financing Activities:
Proceeds from related party	265,000	500	1,457,510
Proceeds from sale of equipment	-	-	46,697
Proceeds from issuance of notes payable	-	-	2,600,000
Repayment of notes payable	-	-	(500,000)
Proceeds from issuance of common stock and warrants, net of offering costs	100,000	350,000	3,513,599
Net cash provided by financing acitivities	365,000	350,500	7,117,806

Net increase in cash	(2,348)	110,279	31,300
Cash beginning of period	33,648	4,942	-
Cash end of period	$31,300	$115,221	$31,300

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	-	-

Common stock and warrants issued for payment of accounts payable	$-	$70,125	$166,325

Common stock and warrants issued upon conversion of covertible debt	$-	$900,000	$2,912,000

Common stock and warrants issued upon conversion of related party debt	$595,000	$-	$595,000

See notes to unaudited consolidated financial statements.

EN2GO INTERNATIONAL, INC. AND SUBSIDIARY
(a development stage company)
Notes to Unaudited Consolidated Financial Statements
As of and for the Three Months Ended November 30, 2011

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

The consolidated balance sheet as of November 30, 2011 and the consolidated statements of operations, stockholders' deficiency and cash flows for the periods presented have been prepared by En2Go International, Inc. and Subsidiary (the "Company" or "En2Go") and are unaudited.  In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows for all periods presented have been made.  The information for the consolidated balance sheet as of August 31, 2011 were derived from audited financial statements.

The accompanying consolidated financial statements represent the accounts of En2Go International, Inc. (“Parent”), incorporated in the State of Nevada on August 23, 2002 (formerly Medusa Style Corporation) and  En2Go, Inc. (“Subsidiary”), incorporated in the State of Nevada on January 31, 2007 (collectively the Parent and the Subsidiary are referred to as the “Company”, “En2go” or “we”).

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

General

The Company is an entertainment software technology company that is developing media and entertainment related distribution applications for the online distribution of any content, including audio and video content.  Our software application under development is called Lyynks, an application that delivers any content to a user’s computer desktop television set, tablet or smart phone.  Lyynks is being developed as a global Internet content broadcast platform that can facilitate for its customers the online distribution of music, television, movies, graphics, interactive advertising and social media.

Basis of Presentation and Going Concern

Our consolidated financial statements have been prepared assuming that we will continue as a going concern.  However, we have sustained losses and as of November 30, 2011, we have no revenues and have a net working capital deficiency and a negative cash flow from operations.  These conditions, among others, give rise to substantial doubt about our ability to continue as a going concern.  Management is continuing to seek additional equity capital.  Until such time as we are operating profitably, we anticipate our working capital needs will be funded with proceeds from equity and debt financing.  Management believes these steps will provide us with adequate funds to sustain our continued existence.  There is, however, no assurance that the steps taken by management will meet all of our needs or that we will continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Development Stage Activities

Since inception the Company has not yet generated significant revenues and has been defining its business operations and raising capital.  All of our operating results and cash flows reported in the accompanying consolidated financial statements from January 31, 2007 through November 30, 2011 are considered to be those related to development stage activities and represent the cumulative from inception amounts from our development stage activities required to be reported pursuant to Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 915, “Development Stage Enterprises”.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are summarized in Note 2 of the Company’s Annual Report on Form 10-K for the year ended August 31, 2011.  There were no significant changes to these accounting policies during the three months ended November 30, 2011 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

NOTE 3 – SETTLEMENT OF PRIOR LIABILITIES

We have settled certain payables to reflect the acceptance by these creditors of lesser amounts. Accordingly, amounts accrued with respect to these account holders have been reduced to $-0- from $508,457, and we have recognized other income in that amount in the consolidated statement of operations for the year ended August 31, 2011.  No amounts have been recognized in income for the three months ended November 30, 2011 and 2010.

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

Level 1 – Observable inputs such as quoted market prices in active markets

Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable

Level 3 – Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions

As of November 30, 2011, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of cash and cash equivalents.  The fair value of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1.    The Company does not have any financial assets measured at fair value on a recurring basis as Level 2 or Level 3.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of November 30, 2011 and August 31, 2011.

	Fair Value Measurements Using

	Quoted Prices	Significant Other	Significant Other
	in Active Market	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
November 30, 2011
Cash and cash equivalents	$31,300	$-	$-
Total	$31,300	$-	$-

August 31, 2011
Cash and cash equivalents	$33,648	$-	$-
Total	$33,648	$-	$-

The Company had no financial assets accounted for on a non-recurring basis as of November 30, 2011.

There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the three months ended November 30, 2011 and the Company did not have any financial liabilities as of November 30, 2011. The Company has other financial instruments, such as advances and other receivables, accounts payable and other liabilities, notes payable and other assets, which have been excluded from the table above. Due to the short-term nature of these instruments, the carrying value of advances and other receivables, accounts payable and other liabilities, notes payable and other assets approximate their fair values.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the three months ended November 30, 2011, Richard Genovese, a Director of the Company, ("Genovese") converted $595,000 of debt owed to him into 7,933,333 shares at a conversion price per share of $.075.

During the three months ended November 30, 2011, Genovese made advances of $265,000 to the Company.  As of November 30, 2011 and August 31, 2011, the amount due Genovese was $510 and $330,510 respectively.

NOTE 6 – CONVERTIBLE DEBT

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

NOTE 7 - COMMON STOCK

The Company has authorized 90,000,000 shares of common stock with a par value of $.00001.  At November 30, 2011 and August 31, 2011, the Company had 49,256,627 and 38,656,627 shares of common stock issued and outstanding, respectively.

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

The fair value of the warrants issued in connection with the sale of common stock during the year ended August 31, 2011 was $151,496.  The fair value of the warrants was estimated using the Black Scholes pricing method.

On November 22, 2011, we entered into a subscription agreement with a private investor. The investor purchased 2,666,667 shares of our common stock for an aggregate investment in the Company of $200,000 of which the balance of $100,000 was received in January 2012.

No warrants were issued in connection with the sale of common stock during the three months ended November 30, 2011.

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

During the three months ended November 30, 2011 and 2010, the amount of the expense charged to operations for compensatory options granted in exchange for services was $-0- and $-0-, respectively.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees and non-employees of the Company. These options were granted in lieu of cash compensation for services performed.

	Shares	Weighted Average Exercise Price

Outstanding, September 1, 2011	25,000	$7.86

Granted	-	-

Expired/Cancelled	-	-

Exercised	-	-

Outstanding, period ended November 30, 2011	25,000	7.86

Exercisable at November 30, 2011	25,000	$7.86

Options Outstanding			Options Exercisable
Year	Exercise Price	Number of Shares Outstanding	Weighted Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price

2008	$9.00	10,000	7.93	10,000	$9.00
2009	7.10	15,000	8.01	15,000	7.10

Total		25,000		25,000

Stock Warrants

During the year ended August 31, 2011, the Company issued 14,440,625 warrants in connection with the sales of common stock and conversion of debt into common stock.  The fair value of the warrants in connection with the allocation of sale and conversion was $536,283.

	Warrants	Weighted Average Exercise Price

Outstanding, September 1, 2011	33,040,627	$0.19

Granted	-	-

Expired/Cancelled	(1,000,002)	$0.60

Exercised	-	-

Outstanding, period ended November 30, 2011	32,040,625	0.18

Exercisable, period ended November 30, 2011	32,040,625	$0.18

	Warrants Outstanding			Warrants Exercisable
Year	Exercise Price	Number of Warrants Outstanding	Weighted Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
2008	$2.00	100,000	1.83	100,000	2.00
2009	0.15	*10,000,000	0.17	10,000,000	0.15
2009	0.15	*2,500,000	0.21	2,500,000	0.15
2009	0.15	*500,000	0.25	500,000	0.15
2009	0.15	*1,700,000	0.39	1,700,000	0.15
2009	0.15	*150,000	0.42	150,000	0.15
2009	0.15	*50,000	0.43	50,000	0.15
2009	0.15	*50,000	0.46	50,000	0.15
2009	0.15	*500,000	0.72	500,000	0.15
2009	0.15	*2,050,000	0.72	2,050,000	0.15
2011	0.30	6,600,625	3.98	6,600,625	0.30
2011	0.30	500,000	4.02	500,000	0.30
2011	0.10	6,840,000	4.43	6,840,000	0.10
2011	0.10	500,000	4.65	500,000	0.10
Total		32,040,625		32,040,625

As of November 30, 2011, 1,000,002 of the Company's issued and outstanding warrants have been cancelled.

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

The Company has not made provision for income taxes in the three months ended November 30, 2011 and 2010, respectively, since the Company has the benefit of net operating losses carried forward in these periods.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Consulting Agreement

Effective September 1, 2010, the Company entered into a consulting agreement with, L.A. Dreamline II, LLC, a marketing consultant (a related party), for a monthly consulting fee of $15,000.  The consulting agreement is for a term of 25 months.  For the three months  ended November 30, 2011 and 2010, the Company paid the related party $45,000 and $45,000, respectively.

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

NOTE 12 – SUBSEQUENT EVENTS

On December 5, 2011, the Company issued 400,000 shares to an investor at a per share purchase price of $0.25 for an investment of $100,000.

Effective December 7, 2011 the Company filed an amendment to its Articles of Incorporation (1) to increase our authorized Common Stock from 90,000,000 shares to 1,000,000,000 shares and (2) to authorize a new class of 10,000,000 shares of Preferred Stock with authority for our Board of Directors to issue one or more series of the preferred stock with such designations, rights, preferences, limitations and/or restrictions as it should determine by vote of a majority of such directors. As of  January 20, 2012, no shares of preferred stock have been issued.

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

Results of Operations

For the Three Months Ended November 30, 2011 and 2010

We had a net loss of $344,902 for the three months ended November 30, 2011 compared to a net loss of $206,139 for the three months ended November 30, 2010.  The change is explained below.

Operating Expenses:  Operating expenses were $344,902 and $195,322 for the three months ended November 30, 2011 and 2010, respectively.  The decrease of $149,580 was primarily due to an increase in salaries and wages.

Other income (expense):  Other income (expense) was $-0- for the three months ended November 30, 2011 compared to an expense of $(10,817) recorded for the three months ended November 30, 2010. The difference was primarily due to interest expense and amortization of the debt discount on the convertible debt.

Liquidity and Capital Resources

As of November 30, 2011, we had a stockholders deficit of $482,985 and a working capital deficit of $527,777. At November 30, 2011, total assets increased to $76,112, from total assets of $63,138 at August 31, 2011. The increase is primarily due to the proceeds of $100,000 from the sale of common stock and advances from related parties of $265,000 during the three months ended November 30, 2011.

Net cash used in operating activities was $347,395 and $240,221 for the three months ended November 30, 2011 and 2010, respectively. The increase of $107,174 in cash used by operating activities was primarily due to the increase in operating expenditures, including legal and accounting costs. Net cash used in investing activities was $(19,953) and $-0- for the three months ended November 30, 2011 and 2010, respectively.  Investing activities for the three months ended November 30, 2011were attributable to the purchase of computers and office equipment.  Net cash provided by financing activities was $365,000 and $350,500 for the three months ended November 30, 2011 and 2010, respectively. On November 22, 2011, we entered into a subscription agreement with a private investor. The investor purchased 2,666,667 shares of our common stock for an aggregate investment in the Company of $200,000, of which $100,000 was received in November 2011, and the balance in January 2012. During the three months ended November 30, 2011, Richard Genovese, a director of the Company, made advances of $265,000 to the Company.  As of November 30, 2011 and August 31, 2011, the amount due Genovese was $510 and $330,510 respectively.

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

The Company has suffered recurring losses from operations and has an accumulated deficit of $15,380,131 at November 30, 2011. Primarily as a result of our recurring losses and our lack of liquidity, the Company has received a report from our independent auditors that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. We have delayed payment of a substantial amount of accounts payable and accrued expenses and reduced our expenses to a minimum level. Our existing cash and cash equivalents will not be sufficient to fund our operations. Unless we receive liquidity from new purchase orders, obtain additional capital, loans or sell or license assets, we may be required to seek to reorganize our business or discontinue operations and liquidate our assets. There can be no assurance that the Company will be able to secure sufficient financing or on terms acceptable to the Company. If additional funds are raised through the issuance of equity securities, the percentage ownership of our current stockholders is likely to or will be reduced.

Going Concern Uncertainties

As of the date of this report, there is doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our business operations.  Our future success and viability, therefore, are dependent upon our ability to generate capital financing.  The failure to generate sufficient revenues or raise additional capital may have a material and adverse effect upon the Company and our shareholders.

Commitments and Contractual Obligations

We did not have any commitments or contingencies as at November 30, 2011.

Off-Balance Sheet Arrangements

 As of November 30, 2011, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive and financial officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost- benefit relationship of possible controls and procedures.

As of November 30, 2011, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls

 There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Limitations on the Effectiveness of Controls

 A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. The Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective at that reasonable assurance level.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We are party to the following litigation matters.

Stride & Associates.  We are a defendant in a suit filed September 2, 2009 by Stride & Associates, Inc. in the Superior Court of California, Los Angeles Superior Court-North Central District, for the amount of $19,500, plus interest, for services allegedly rendered by the plaintiff to the Company in connection with personnel placement.   The plaintiff has filed a judgment  in the amount of $21,620.27 against us in this litigation, and the Company has accrued the full amount.  We intend to settle this matter.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 6.    EXHIBITS

(a)    Exhibits

31	Certification of Chief Executive and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.*

101.INS	XBRL Instance Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**
101.SCH	XBRL Taxonomy Extension Schema**

*	Filed herewith.
**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EN2GO INTERNATIONAL, INC. (Registrant)

Date: January 23, 2012	By: /s/ ROBERT ROSNER
Robert Rosner President, Chief Executive and Chief Financial Officer