Form 10-Q
period 2012-02-29
EN2GO INTERNATIONAL INC
filed 2012-04-19
CIK 1200528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended February 29, 2012

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 49,656,627 shares of $0.00001 par value common stock issued and outstanding as of April13, 2012.

EN2GO INTERNATIONAL, INC. AND SUBSIDIARY
(a development stage company)

INDEX

		Page

Part I	Financial Information	1

Item 1.	Financial Statements	1

	Consolidated Balance Sheets as of February 29, 2012 and August 31 , 2011 (unaudited)	2

	Consolidated Statements of Operations for the six and three Months Ended February 29, 2012 and February 28, 2011 and the period from inception (January 31 , 2007) through February 29, 2012 (unaudited)	3

	Consolidated Statements of Stockholders' Deficiency for the Period Ended February 29, 2012 (unaudited)	4

	Consolidated Statements of Cash Flows for the six months ended February 29, 2012 and February 28, 2011 and the period from inception (January 31, 2007) through February 29, 2012 (unaudited)	6

	Notes to Unaudited Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

Part II		23

Item 1.	Legal Proceedings	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 6.	Exhibits	24

Signatures		25

-i-

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

The results of operations for the six and three months ended February 29, 2012 are not necessarily indicative of the results for the entire fiscal year or for any other period.

EN2GO INTERNATIONAL, INC. AND SUBSIDIARY
(a development stage company)
Consolidated Balance Sheets
(Unaudited)

	February 29,	August 31,
	2012	2011

ASSETS
Current Assets:
Cash	$112,426	$33,648

Property and equipment - net	46,939	29,490
Total Assets	$159,365	$63,138

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$507,028	$555,836
Accrued expenses	26,903	9,855
Due to related party	320,510	330,510
Total Current Liabilities	854,441	896,201

Commitments and Contingencies

Stockholders' Deficiency:

Common stock, $.00001 par value, 1,000,000,000 shares authorized, 49,656,627and 38,656,627 shares issued and outstanding at February 12, 2012 and August 31, 2011, respectively	496	387
Capital in excess of par value	15,096,670	14,201,779
Deficit accumulated during the development stage	(15,792,242)	(15,035,229)
Total Stockholders' Deficiency	(695,076)	(833,063)

Total Liabilities and Stockholders' Deficiency	$159,365	$63,138

See notes to unaudited consolidated financial statements

EN2GO INTERNATIONAL, INC. AND SUBSIDIARY
(a development stage company)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended		Period from inception (January 31, 2007) through
	February 29,		February 29,		February 29,
	2012	2011	2012	2011	2012
Revenues	$-	$-	$-	$-	$-
Costs and Expenses:
General and administrative expenses	412,111	256,112	757,013	451,434	7,663,846
Stock issued for services	-	-	-	-	1,762,617
Non-cash compensation	-	-	-	-	3,990,692
Impairment loss	-	-	-	-	1,104,917
Total operating expenses	412,111	256,112	757,013	451,434	14,522,072

Loss from operations	(412,111)	(256,112)	(757,013)	(451,434)	(14,522,072)

Other Income (Expense):

Other income (primarily from the settlement of prior liabiltities)	-	12	-	153	538,277
Interest expense	-	-	-	(5,125)	(212,314)
Interest expense on amortization of note discount	-	-	-	(5,833)	(1,605,133)
Gain on sale of equipment	-	9,000	-	9,000	9,000
Total other income (expense)	-	9,012	-	(1,805)	(1,270,170)

Loss before provision for income taxes	(412,111)	(247,100)	(757,013)	(453,239)	(15,792,242)

Provision for income taxes	-	-	-	-	-

Net loss	$(412,111)	$(247,100)	$(757,013)	$(453,239)	$(15,792,242)

Net loss per share of common stock -
Basic and diluted	$-	$(0.01)	$(0.02)	$(0.02)

Weighted Average Shares Outstanding -
Basic and diluted	50,030,080	31,243,945	45,542,980	31,028,874

EN2GO INTERNATIONAL, INC. AND SUBSIDIARY
(a development stage company)
Consolidated Statements of Stockholders' Deficiency
(Unaudited)

					Deficit
					Accumulated	Total
			Capital in		During	Stockholders'
	Common	Stock	Excess of	Subscription	Development	Equity
	Shares	Amount	Par Value	Receivable	Stage	(Deficiency)
Balance - August 31, 2007	4,980,460	50	$999,950	$-	$(602,659)	$397,341

Issuance of options and warrants issued for services rendered	-	-	3,686,768	-	-	3,686,768

Common stock issued for $10.00 per share in January 2008	135,000	1	1,349,999	-	-	1,350,000

Offering costs on issuance of common stock	-	-	(91,401)	-	-	(91,401)

Issuance of common stock for services rendered	100,000	1	1,849,999	-	-	1,850,000

Issuance of common stock as consideration for debt financing	16,600	-	144,600	(6,400)	-	138,200

Net loss for the year ended August 31, 2008	-	-	-	-	(7,830,062)	(7,830,062)

Balance - August 31, 2008	5,232,060	52	7,939,915	(6,400)	(8,432,721)	(499,154)

Common stock and warrants issued for $1.50 per unit in October 2008	100,000	1	149,999	-	-	150,000

Common stock issued for services rendered in October 2008	30,000	-	63,000	-	-	63,000

Common stock issued for services in November 2008	5,000	-	14,000	-	-	14,000

Common stock issued in consideration of debt financing - Sept - April 2009	71,940	1	174,999	-	-	175,000

Common stock issued for $2.00 per share in May 2009	75,000	1	149,999	-	-	150,000

Discount on notes payable net of amortization	-	-	1,593,729	-	-	1,593,729

Interest and stock based compensation	-	-	133,141	6,400	-	139,541

Net loss for the year ended August 31, 2009	-	-	-	-	(2,983,660)	(2,983,660)

Balance - August 31, 2009	5,514,000	55	10,218,782	-	(11,416,381)	(1,197,544)

See notes to unaudited consolidated financial statements

EN2GO INTERNATIONAL, INC. AND SUBSIDIARY
(a development stage company)
Consolidated Statements of Stockholders' Deficiency
(Unaudited)
(Continued)

					Deficit
					Accumulated	Total
			Capital in		During	Stockholders'
	Common	Stock	Excess of	Subscription	Development	Equity
	Shares	Amount	Par Value	Receivable	Stage	(Deficiency)
Issuance of common stock upon conversion of convertible debt	17,500,000	175	1,749,825			1,750,000

Sale of common stock	1,000,002	10	349,990			350,000

Issuance of common stock as consideration for payment of accounts payable	202,000	2	96,201			96,203

Net loss for the year ended
August 31, 2010	-	-	-	-	(3,089,142)	(3,089,142)

Balance - August 31, 2010	24,216,002	242	12,414,798	-	(14,505,523)	(2,090,483)

Issuance of common stock upon
conversion of convertible debt	11,090,625	111	897,232			897,343

Sale of common stock	3,350,000	34	353,465			353,499

Allocation of sale of common stock and conversion of debt to warrants issued			536,284			536,284

Net loss for the year ended August 31, 2011	-	-	-	-	(529,706)	(529,706)

Balance - August 31, 2011	38,656,627	387	14,201,779	-	(15,035,229)	(833,063)

Issuance of common stock upon conversion of convertible debt	7,933,333	79	594,921			595,000

Sale of common stock	3,066,667	30	235,770			235,800

Allocation of sale of common stock to warrants issued			64,200			64,200

Net loss for the six months ended February 29, 2012	-	-	-	-	(757,013)	(757,013)

Balance - February 29, 2012	49,656,627	$496	$15,096,670	$-	$(15,792,242)	$(695,076)

See notes to unaudited consolidated financial statements

EN2GO INTERNATIONAL, INC. AND SUBSIDIARY
(a development stage company)
Consolidated Statements of Cash Flows
(Unaudited)

			Period from
			inception
			(January 31, 2007)
	For the Six Months Ended		through
	February 29,		February 29,
	2012	2011	2012
Cash Flows From Operating Activities:
Net loss	$(757,013)	$(453,239)	$(15,792,242)

Adjustments to reconcile net loss to net cash used in operating activities:
Debt financing costs	-	5,833	1,906,933
Depreciation expense	9,876	1,200	160,804
Impairment loss	-	-	1,104,917
Options, warrants and common stock issued for services rendered	-	-	5,753,309
Gain on settlement of prior liabilties	-	-	(508,457)
Gain on sale of equipment	-	(9,000)	(9,000)

Changes in operating assets and liabilities:
Accounts payable	(48,810)	(32,932)	1,116,184
Accrued expense	17,050	19,628	97,030
Net cash used in operating activities	(778,897)	(468,510)	(6,170,522)

Cash Flows From Investing Activities:
Purchase of property and equipment	(27,325)	(14,400)	(245,441)
Software development	-	-	(1,109,417)

Net cash used in investing activities	(27,325)	(14,400)	(1,354,858)

Cash Flows From Financing Activities:
Proceeds from related party	585,000	120,089	1,777,510
Proceeds from sale of equipment	-	9,000	46,697
Proceeds from issuance of notes payable	-	-	2,600,000
Repayment of notes payable	-	-	(500,000)
Proceeds from issuance of common stock and warrants, net of offering costs	300,000	450,000	3,713,599
Net cash provided by financing acitivities	885,000	579,089	7,637,806

Net increase in cash	78,778	96,179	112,426
Cash beginning of period	33,648	4,942	-
Cash end of period	$112,426	$101,121	$112,426

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	-	-

Common stock and warrants issued for payment of accounts payable	$-	$70,125	$166,325

Common stock and warrants issued upon conversion of covertible debt	$-	$900,000	$2,912,000

Common stock and warrants issued upon conversion of related party debt	$595,000	$-	$595,000

See notes to unaudited consolidated financial statements

EN2GO INTERNATIONAL, INC. AND SUBSIDIARY
(a development stage company)
Notes to Unaudited Consolidated Financial Statements
As of and for the Six Months Ended February 29, 2012

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

The consolidated balance sheet as of February 29, 2012 and the consolidated statements of operations, stockholders' deficiency and cash flows for the periods presented have been prepared by En2Go International, Inc. and Subsidiary (the "Company" or "En2Go") and are unaudited.  In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows for all periods presented have been made.  The information for the consolidated balance sheet as of August 31, 2011 were derived from audited financial statements.

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

On February 22, 2012 the Company filed a Certificate of Dissolution of Subsidiary with the Nevada Secretary of State.

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

Basis of Presentation and Going Concern

Our consolidated financial statements have been prepared assuming that we will continue as a going concern.  However, we have sustained losses and as of February 29, 2012, we have no revenues and have a net working capital deficiency and a negative cash flow from operations.  These conditions, among others, give rise to substantial doubt about our ability to continue as a going concern.  Management is continuing to seek additional equity capital.  Until such time as we are operating profitably, we anticipate our working capital needs will be funded with proceeds from equity and debt financing.  Management believes these steps will provide us with adequate funds to sustain our continued existence.  There is, however, no assurance that the steps taken by management will meet all of our needs or that we will continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Development Stage Activities

Since inception the Company has not yet generated significant revenues and has been defining its business operations and raising capital.  All of our operating results and cash flows reported in the accompanying consolidated financial statements from January 31, 2007 through February 29, 2012 are considered to be those related to development stage activities and represent the cumulative from inception amounts from our development stage activities required to be reported pursuant to Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 915, “Development Stage Enterprises”.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are summarized in Note 2 of the Company’s Annual Report on Form 10-K for the year ended August 31, 2011.  There were no significant changes to these accounting policies during the six months ended February 29, 2012 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

NOTE 3 – SETTLEMENT OF PRIOR LIABILITIES

We have settled certain payables to reflect the acceptance by these creditors of lesser amounts. Accordingly, amounts accrued with respect to these account holders have been reduced to $-0- from $508,457, and we have recognized other income in that amount in the consolidated statement of operations for the year ended August 31, 2011.  $-0- and $12 has been recognized in income for the six months ended February 29, 2012 and 2011 and $508,457 for the period from inception (January 31, 2007) through February 29, 2012.

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

Level 1 – Observable inputs such as quoted market prices in active markets

Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable

Level 3 – Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions

As of February 29, 2012, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of cash and cash equivalents.  The fair value of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1.    The Company does not have any financial assets measured at fair value on a recurring basis as Level 2 or Level 3.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of February 29, 2012 and August 31, 2011.

	Fair Value Measurements Using

	Quoted Prices	Significant Other	Significant Other
	in Active Market	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
February 29, 2012

Cash and cash equivalents	$112,426	$-	$-
Total	$112,426	$-	$-

August 31, 2011
Cash and cash equivalents	$33,648	$-	$-
Total	$33,648	$-	$-

The Company had no financial assets accounted for on a non-recurring basis as of February 29, 2012.

There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the six months ended February 29, 2012 and the Company did not have any financial liabilities as of February 29, 2012. The Company has other financial instruments, such as advances and other receivables, accounts payable and other liabilities, notes payable and other assets, which have been excluded from the table above. Due to the short-term nature of these instruments, the carrying value of advances and other receivables, accounts payable and other liabilities, notes payable and other assets approximate their fair values.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	February 29, 2012	August 31, 2011
Equipment	$62,939	$35,614
Accumulated Depreciation	$16,000	$6,124
	$46,939	29,490

Depreciation expense for the six months ended February 29, 2012 and 2011 was $9,876 and $1,200, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the six months ended February 29, 2012, Richard Genovese, a Director of the Company ("Genovese" ), converted $595,000 of debt owed to him into 7,933,333 common shares at a conversion price per share of $0.075.

During the six months ended February 29, 2012, Genovese made advances of $585,000 to the Company.  As of February 29, 2012 and August 31, 2011, the amount due Genovese was $320,510 and $330,510 respectively.

NOTE 7 – CONVERTIBLE DEBT

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

Janst Limited

In April 2009, we entered into a loan agreement with Janst Limited for $250,000.  The terms of the loan were that the loan bears interest at 15% per annum, matured on May1, 2010, and that the principal and accrued interest is convertible into common stock at the  rate of $0.35 per share.

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

NOTE 8 - COMMON STOCK

Effective December 7, 2011 the Company filed an amendment to its Articles of Incorporation (1) to increase our authorized Common Stock from 90,000,000 shares to 1,000,000,000 shares and (2) to authorize a new class of 10,000,000 shares of Preferred Stock with authority for our Board of Directors to issue one or more series of the preferred stock with such designations, rights, preferences, limitations and/or restrictions as it should determine by vote of a majority of such directors. As of February 29, 2012, no shares of preferred stock have been issued.

The Company has authorized 1,000,000,000 shares of common stock with a par value of $.00001.  At February 29, 2012 and August 31, 2011, the Company had 49,656,627 and 38,656,627 shares of common stock issued and outstanding, respectively.

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

In September 2008, we entered into a subscription agreement with Richard Genovese and/or his affiliates (collectively “Genovese”), pursuant to which Genovese purchased 100,000 shares or our common stock and 100,000 warrants with an exercise price of $1.50 for $150,000.

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

In May 2009, we entered into a subscription agreement with Robert Kolson, pursuant to which Mr. Kolson purchased 75,000 shares of our common stock and 37,500 warrants with an exercise price of $3.00 for $150,000.

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

On October 30, 2009 we entered into a subscription agreement with Janspec Holdings Limited ("Janspec"), pursuant to which Janspec purchased 428,572 common shares and 428,572 warrants with an exercise price of $0.60 for $150,000.

On November 7, 2009 we entered into a subscription agreement with Peninsula Merchant Syndications Corp. ("Peninsula"), pursuant to which Peninsula purchased 285,715 shares of our common stock and 285,715 warrants with an exercise price of $0.60 for $100,000.

On November 9, 2009, we issued 32,000 common shares to Weintraub Genshlea Chediak in lieu of outstanding legal services provided to the Company. The shares were valued at $11,200 based on the fair market value of the stock on the date that the shares were issued.

On November 13, 2009 we entered into a subscription agreement with Robert Kolson, pursuant to which Mr. Kolson purchased 285,715 shares of our common stock and 285,715 warrants with an exercise price of $0.60 for $100,000.

On January 20, 2010 we issued 170,000 common shares to Howard Family Trust in lieu of outstanding rent, property taxes and insurance.  The shares were valued at $85,000 reflective of the fair market value of the stock on the date the shares were issued.

On November 8, 2010, we entered into a subscription agreement with Janst Limited, pursuant to which Janst purchased 1,250,000 shares of our common stock and 1,250,000 warrants with an exercise price of $.30 for $250,000.

On November 8, 2010, we entered into a subscription agreement with NSC Investments Ltd., pursuant to which NSC purchased 250,000 shares of our common stock and 250,000 warrants with an exercise price of $.30 for $50,000.

On November 8, 2010, we entered into a subscription agreement with Richard Genovese., pursuant to which Mr. Genovese purchased 250,000 shares of our common stock and 250,000 warrants with an exercise price of $.30 for $50,000.

On December 13, 2010, we entered into a subscription agreement with Musgrave Investments Ltd., pursuant to which Musgrave purchased 500,000 shares of our common stock and 500,000 warrants with an exercise price of $.30 for $100,000.

On May 6, 2011, we entered into a subscription agreement with Richard Genovese, pursuant to which Mr. Genovese purchased 600,000 shares of our common stock and 600,000 warrants with an exercise price of $.10 for $30,000.

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

On November 22, 2011, we entered into a subscription agreement with a private investor. The investor purchased 2,666,667 shares of our common stock for an aggregate investment in the Company of $200,000.

On December 5, 2011, the Company entered into a subscription agreement with a private investor. The investor purchased 400,000 shares of our common stock and 400,000 warrants with an exercise price of $0.25 per share for an aggregate investment in the Company of $100,000.

The fair value of the warrants issued in connection with the sale of common stock during the six months ended February 29, 2012 was $64,200.  The fair value of the warrants was estimated using the Black Scholes pricing method.

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

During the six months ended February 29, 2012 and 2011, the amount of the expense charged to operations for compensatory options granted in exchange for services was $-0- and $-0-, respectively.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees and non-employees of the Company. These options were granted in lieu of cash compensation for services performed.

	Shares	Weighted Average Exercise Price

Outstanding, September 1, 2011	25,000	$7.86

Granted	-	-

Expired/Cancelled	-	-

Exercised	-	-

Outstanding, period ended February 29, 2012	25,000	$7.86

Exercisable at February 29, 2012	25,000	$7.86

	Options Outstanding		Options Exercisable
Year	Exercise Price	Number of Shares Outstanding	Weighted Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price

2008	$9.00	10,000	7.93	10,000	$9.00
2009	7.10	15,000	8.01	15,000	7.10
Total		25,000		25,000

Stock Warrants

During the six months ended February 29, 2012, the Company issued 400,000 warrants in connection with the sales of common stock and conversion of debt into common stock.  The fair value of the warrants in connection with the allocation of sale and conversion was $64,200.

	Warrants	Weighted Average Exercise Price

Outstanding, September 1, 2011	33,040,627	$0.19

Granted	400,000	$0.25

Expired/Cancelled	(1,000,002)	$0.60

Exercised	-	-

Outstanding, period ended February 29, 2012	32,440,625	$0.18

Exercisable, period ended February 29, 2012	32,440,625	$0.18

	Warrants Outstanding			Warrants Exercisable
Year	Exercise Price	Number of Warrants Outstanding	Weighted Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
2008	$2.00	100,000	1.54	100,000	2.00
2009	0.15	*10,000,000	0.92	10,000,000	0.15
2009	0.15	*2,500,000	0.97	2,500,000	0.15
2009	0.15	*500,000	1.00	500,000	0.15
2009	0.15	*1,700,000	1.14	1,700,000	0.15
2009	0.15	*150,000	1.16	150,000	0.15
2009	0.15	*50,000	1.18	50,000	0.15
2009	0.15	*50,000	1.20	50,000	0.15
2009	0.15	*500,000	1.47	500,000	0.15
2009	0.15	*2,050,000	1.47	2,050,000	0.15
2011	0.30	6,600,625	3.69	6,600,625	0.30
2011	0.30	500,000	3.73	500,000	0.30
2011	0.10	6,840,000	4.14	6,840,000	0.10
2011	0.10	500,000	4.36	500,000	0.10
2012	0.25	400,000	4.71	400,000	0.25
Total		32,440,625		32,440,625

 As of February 29, 2012, 1,000,002 of the Company's issued and outstanding warrants have been cancelled.

* The 17,500,000 wrrants (“2009 Warrants”) issued in conjunction with the 2009 Convertible Debentures contain an anti-dilution provision that states it is specifically agreed that in the event that the Company shall reduce the number of outstanding shares of Common Stock by combining such shares into a smaller number of shares, then, in such case, the then applicable Exercise Price per Warrant Share purchasable pursuant to the Warrant Certificate in effect at the time of such action will not be changed. On January 30, 2012, the Company extended respective exercise dates of the 2009 Warrants for one additional year from their original expiry dates.

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

The Company has not made provision for income taxes in the six months ended February 29, 2012 and 2011, respectively, since the Company has the benefit of net operating losses carried forward in these periods.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Consulting Agreement

Effective September 1, 2010, the Company entered into a consulting agreement with, L.A. Dreamline II, LLC, a marketing consultant (a related party), for a monthly consulting fee of $15,000.  The consulting agreement is for a term of 25 months.  For the six months ended February 29, 2012 and 2011, the Company paid the related party $90,000 and $90,000, respectively.

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

NOTE 13 – SUBSEQUENT EVENTS

On March 8, 2012, the Company filed in Nevada Articles of Merger providing for the merger of its wholly-owned subsidiary, Lyynks, Inc., into the Company, as the surviving corporation, and in the merger changing the Company’s name to Lyynks Inc., effective upon approval for trading purposes by FINRA  In the merger, which was for the sole purpose of changing the Company’s name, there were no other changes to the Articles of Incorporation  or any changes to the capital stock of the Company,  or to its By-Laws or its officers and directors.  We expect to make the filing with FINRA shortly for its approval of an effective date for our corporate name change

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

Results of Operations

For the Six Months Ended February 29, 2012  and 2011

We had a net loss of $757,013 for the six months ended February 29, 2012 compared to a net loss of $453,239 for the six months ended February 28, 2011.  The change is explained below.

Operating Expenses:  Operating expenses were $757,013 and $451,434 for the six months ended February 29, 2012 and 2011, respectively.  The increase of $305,579  was primarily due to an increase in salaries and wages.

Other income (expense):  Other income (expense) was $-0- for the six months ended February 29, 2012 compared to an expense of $(1,805) recorded for the six months ended February 28, 2011. The difference was primarily due to interest expense and amortization of the debt discount on the convertible debt in 2011, offset by a gain on sales of equipment.

Three Months Ended February 29, 2012 and 2011

We had a net loss of $412,111 for the three months ended February 29, 2012 compared to a net loss of $247,100 for the three months ended February 28, 2010.  The change is explained below.

Operating Expenses:  Operating expenses were $412,111 and $256,112 for the three months ended February 28, 2012 and 2011, respectively.  The increase of $155,999 was primarily due to an increase in salaries and wages.

Other income (expense):  Other income (expense) was $-0- for the three months ended February 29, 2012 compared to $9,012 recorded for the three months ended February 28, 2011.  The increase was primarily due to a gain on sale of equipment in 2011.

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

Liquidity and Capital Resources

As of February 29, 2012, we had a stockholders deficit of $695,076 and a working capital deficit of $742,015. At February 29, 2012, total assets increased to $159,365, from total assets of $63,138 at August 31, 2011. The increase is primarily due to the proceeds of $300,000 from the sale of common stock and advances from related parties of $585,000 during the six months ended February 29, 2012.

Net cash used in operating activities was $778,897 and $468,510 for the six months ended February 29, 2012 and 2011, respectively. The increase of $310,387  in cash used by operating activities was primarily due to the increase in operating expenditures, including legal and accounting costs. Net cash used in investing activities was $(27,325) and $(14,400) for the six months ended February 29, 2012 and 2011, respectively.  Investing activities for the six months ended February 29, 2012 were attributable to the purchase of computers and office equipment.  Net cash provided by financing activities was $885,000 and $579,089 for the six months ended February 29, 2012 and 2011, respectively. On November 30, 2011, we entered into a subscription agreement with a private investor. The investor purchased 400,000 Units, each  comprising of  one common share and one share purchase warrant of our common stock for an aggregate investment in the Company of $100,000. During the six months ended February 29, 2012, Richard Genovese, a director of the Company, made advances of $585,000 to the Company.  As of February 29, 2012 and August 31, 2011, the amount due Genovese was $320,510 and $330,510 respectively.

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

The Company has suffered recurring losses from operations and has an accumulated deficit of $15,792,242 at February 29, 2012. Primarily as a result of our recurring losses and our lack of liquidity, the Company has received a report from our independent auditors that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. We have delayed payment of a substantial amount of accounts payable and accrued expenses and reduced our expenses to a minimum level. Our existing cash and cash equivalents will not be sufficient to fund our operations. Unless we receive liquidity from new purchase orders, obtain additional capital, loans or sell or license assets, we may be required to seek to reorganize our business or discontinue operations and liquidate our assets. There can be no assurance that the Company will be able to secure sufficient financing or on terms acceptable to the Company. If additional funds are raised through the issuance of equity securities, the percentage ownership of our current stockholders is likely to or will be reduced.

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

Commitments and Contractual Obligations

We did not have any commitments or contingencies as at February 29, 2012.

Off-Balance Sheet Arrangements

As of February 29, 2012, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

As of February 29, 2012, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. The Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives. The Company's chief executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective at that reasonable assurance level.

PART II — OTHER INFORMATION

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

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The table below shows the Company’s sales of unregistered securities for the Company’s fiscal quarter ended February 29, 2012.

Date	Title and Amount	Purchaser	Principal Underwriter	Total Offering Price/Underwriting Discounts

December 5, 2011	400,000 shares of common stock, together with warrants expiring November 30, 2014,to purchase 400,000 shares of common stock at an exercise price of $.25 per share.	Private investor.	NA	$0.25 per share/NA

The Company believes that the above transactions are exempt from registration under the Securities Act of 1933, as amended (“Securities Act”), pursuant to the provisions of Regulations S, promulgated by the Securities and Exchange Commission under the Securities Act.

ITEM 6. EXHIBITS

(a)           Exhibits

31	Certification of Chief Executive and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. **

* Filed herewith.
** Furnished herewith.

SEC Ref. No.	Title of Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

The XBRL related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EN2GO INTERNATIONAL, INC. (Registrant)

Date: April 19, 2012	By: /s/ROBERT ROSNER Robert Rosner
President, Chief Executive and Chief Financial Officer