Form 10-Q
period 2012-05-31
EN2GO INTERNATIONAL INC
filed 2012-07-16
CIK 1200528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended May 31, 2012

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 000-50480

LYYNKS INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0389557
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

644-1812 W. Burbank Blvd, Burbank, CA	91506
(Address of principal executive offices)	(Zip Code)

(818) 478-2260
(Registrant’s Telephone Number, Including Area Code)

En2go International, Inc.
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 51,256,627 shares of $0.00001 par value common stock issued and outstanding as of July 16, 2012.

LYYNKS INC. AND SUBSIDIARY
(formerly En2go International, Inc.)
(a development stage company)

INDEX

		Page
Part I	Financial Information

Item 1.	Financial Statements	1

	Consolidated Balance Sheets as of May 31, 2012 and August 31 , 2011 (unaudited)	2

	Consolidated Statements of Operations for the nine and three months ended May 31, 2012 and May 31, 2011 and the period from inception (January 31 , 2007) through May 31, 2012 (unaudited)	3

	Consolidated Statements of Stockholders' Deficiency for the Period Ended May 31, 2012 (unaudited)	4

	Consolidated Statements of Cash Flows for the nine months ended May 31, 2012 and May 31, 2011 and the period from inception (January 31, 2007) through May 31, 2012 (unaudited)	6

	Notes to Unaudited Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

Part II	Other Information	23

Item 1.	Legal Proceedings	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 5.	Other Information	24

Item 6.	Exhibits	24

Signatures		25

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

The results of operations for the nine and three months ended May 31, 2012 are not necessarily indicative of the results for the entire fiscal year or for any other period.

LYYNKS INC. AND SUBSIDIARY
(Formerly En2go International, Inc. and Subsidiary)
(a development stage company)
Consolidated Balance Sheets
(Unaudited)

	May 31,	August 31,
	2012	2011

ASSETS
Current Assets:
Cash	$25,917	$ 33,648

Property and equipment - net	42,447	29,490
Total Assets	$68,364	$ 63,138

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$482,107	$ 555,836
Accrued expenses	14,205	9,855
Due to related party	460,510	330,510
Total Current Liabilities	956,822	896,201

Commitments and Contingencies

Stockholders' Deficiency:
Common stock, $.00001 par value, 1,000,000,000 shares authorized,
51,256,627 and 38,656,627 shares issued and outstanding at
May 31, 2012 and August 31, 2011, respectively	512	387
Capital in excess of par value	15,416,654	14,201,779
Deficit accumulated during the development stage	(16,305,624)	(15,035,229)
Total Stockholders' Deficiency	(888,458)	(833,063)

Total Liabilities and Stockholders' Deficiency	$68,364	$ 63,138

See notes to unaudited consolidated financial statements

LYYNKS INC. AND SUBSIDIARY
(Formerly En2go International, Inc. and Subsidiary)
(a development stage company)
Consolidated Statements of Operations
(Unaudited)

					Period from
					inception
	For the Three Months Ended		For the Nine Months Ended		(January 31, 2007)
					through
	May 31,		May 31,		May 31,
	2012	2011	2012	2011	2012
Revenues	$-	$-	$-	$-	$-
Costs and Expenses:
General and administrative expenses	513,382	312,678	1,270,395	764,112	8,177,231
Stock issued for services	-	-	-	-	1,762,617
Non-cash compensation	-	-	-	-	3,990,692
Impairment loss	-	-	-	-	1,104,914
Total operating expenses	513,382	312,678	1,270,395	764,112	15,035,454

Loss from operations	(513,382)	(312,678)	(1,270,395)	(764,112)	(15,035,454)

Other Income (Expense):
Other income (primarily from the settlement of
prior liabiltities)	-	193,908	-	194,061	538,277
Interest expense	-	-	-	(5,125)	(212,314)
Interest expense on amortization of note discount	-	-	-	(5,833)	(1,605,133)
Gain on sale of equipment	-	-	-	9,000	9,000
Total other income (expense)	-	193,908	-	192,103	(1,270,170)

Loss before provision for income taxes	(513,382)	(118,770)	(1,270,395)	(572,009)	(16,305,624)

Provision for income taxes	-	-	-	-	-

Net loss	$(513,382)	$(118,770)	$(1,270,395)	$(572,009)	$(16,305,624)

Net loss per share of common stock -
Basic and diluted	$(0.01)	$(0.00)	$(0.03)	$(0.00)

Weighted Average Shares Outstanding -
Basic and diluted	49,707,167	32,951,819	47,093,758	30,058,797

See notes to unaudited consolidated financial statements

LYYNKS INC. AND SUBSIDIARY
(Formerly En2go International, Inc. and Subsidiary)
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

LYYNKS INC. AND SUBSIDIARY
(Formerly En2go International, Inc. and Subsidiary)
(a development stage company)
Consolidated Statements of Stockholders' Deficiency
(Unaudited)
(Continued)

					Deficit
					Accumulated	Total
			Capital in		During	Stockholders'
	Common	Stock	Excess of	Subscription	Development	Equity
	Shares	Amount	Par Value	Receivable	Stage	(Deficiency)

Issuance of common stock upon conversion of convertible debt	17,500,000	175	1,749,825			1,750,000

Sale of common stock	1,000,002	10	349,990			350,000

Issuance of common stock as consideration for payment of accounts payable	202,000	2	96,201			96,203

Net loss for the year ended August 31, 2010	-	-	-	-	(3,089,142)	(3,089,142)

Balance - August 31, 2010	24,216,002	242	12,414,798	-	(14,505,523)	(2,090,483)

Issuance of common stock upon conversion of convertible debt	11,090,625	111	897,232			897,343

Sale of common stock	3,350,000	34	353,465			353,499

Allocation of sale of common stock and conversion of debt to warrants issued			536,284			536,284

Net loss for the year ended August 31, 2011	-	-	-	-	(529,706)	(529,706)

Balance - August 31, 2011	38,656,627	387	14,201,779	-	(15,035,229)	(833,063)

Issuance of common stock upon conversion of convertible debt	7,933,333	79	594,921			595,000

Sale of common stock	4,666,667	46	555,754			555,800

Allocation of sale of common stock to warrants issued			64,200			64,200

Net loss for the nine months ended May 31, 2012	-	-	-	-	(1,270,395)	(1,270,395)

Balance - May 31, 2012	51,256,627	$512	$15,416,654	$-	$(16,305,624)	$(888,458)

See notes to unaudited consolidated financial statements

LYYNKS INC. AND SUBSIDIARY
(Formerly En2go International, Inc. and Subsidiary)
(a development stage company)
Consolidated Statements of Cash Flows
(Unaudited)

			Period from
			inception
	For the Nine Months Ended		(January 31, 2007)
			through
	May 31,		May 31,
	2012	2011	2012
Cash Flows From Operating Activities:
Net loss	$(1,270,395)	$(572,009)	$(16,305,624)

Adjustments to reconcile net loss to net cash used in operating activities:
Debt financing costs	-	5,833	1,906,933
Depreciation expense	15,189	3,156	166,117
Impairment loss	-	-	1,104,917
Options, warrants and common stock issued for services rendered	-	-	5,753,309
Gain on settlement of prior liabilties	-	(193,978)	(508,457)
Gain on sale of equipment	-	(9,000)	(9,000)

Changes in operating assets and liabilities:
Accounts payable	(73,729)	(30,030)	1,091,265
Accrued expense	4,350	12,824	84,330
Net cash used in operating activities	(1,324,585)	(783,204)	(6,716,210)

Cash Flows From Investing Activities:
Purchase of property and equipment	(28,146)	(23,479)	(246,262)
Software development	-	-	(1,109,417)

Net cash used in investing activities	(28,146)	(23,479)	(1,355,679)

Cash Flows From Financing Activities:
Proceeds from related party	725,000	350,075	1,917,510
Proceeds from sale of equipment	-	9,000	46,697
Proceeds from issuance of notes payable	-	-	2,600,000
Repayment of notes payable	-	-	(500,000)
Proceeds from issuance of common stock and warrants, net of offering costs	620,000	480,000	4,033,599
Net cash provided by financing acitivities	1,345,000	839,075	8,097,806

Net increase in cash	(7,731)	32,456	25,917
Cash beginning of period	33,648	4,942	-
Cash end of period	$25,917	$37,398	$25,917

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	-	-

Common stock and warrants issued for payment of accounts payable	$-	$70,125	$166,325

Common stock and warrants issued upon conversion of covertible debt	$-	$1,212,000	$2,912,000

Common stock and warrants issued upon conversion of related party debt	$595,000	$-	$915,000

See notes to unaudited consolidated financial statements

Lyynks Inc. and Subsidiary
(formerly En2go International, Inc.)

(a development stage company)

Notes to Unaudited Consolidated Financial Statements
As of and for the Nine Months Ended May 31, 2012

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

The consolidated balance sheet as of May 31, 2012 and the consolidated statements of operations, stockholders' deficiency and cash flows for the periods presented have been prepared by Lyynks Inc. (the "Company" or "Lyynks") and are unaudited.  In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows for all periods presented have been made.  The information for the consolidated balance sheet as of August 31, 2011 was derived from audited financial statements.

The accompanying consolidated financial statements represent the accounts of Lyynks Inc. incorporated in the State of Nevada on August 23, 2002 (formerly En2go International, Inc.) and  En2Go, Inc. (“Subsidiary”), incorporated in the State of Nevada on January 31, 2007 (collectively the Parent and the Subsidiary are referred to as the “Company”, “Lyynks”  “we” or “our”).

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

On February 22, 2012 the Company filed a Certificate of Dissolution of Subsidiary En2go Inc. with the Nevada Secretary of State.

On March 8, 2012, the Company filed in Nevada Articles of Merger providing for the merger of its wholly-owned subsidiary, Lyynks, Inc., into the Company, as the surviving corporation, and in the merger changing the Company’s name to Lyynks Inc. In the merger, which was for the sole purpose of changing the Company’s name, there were no other changes to the Articles of Incorporation  or any changes to the capital stock of the Company,  or to its By-Laws or its officers and directors. Pursuant to FINRA approval, the name change was effective for trading purposes on May 14, 2012.

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

Basis of Presentation and Going Concern

Our consolidated financial statements have been prepared assuming that we will continue as a going concern.  However, we have sustained losses and as of May 31, 2012, we have no revenues and have a net working capital deficiency and a negative cash flow from operations.  These conditions, among others, give rise to substantial doubt about our ability to continue as a going concern.  Management is continuing to seek additional equity capital.  Until such time as we are operating profitably, we anticipate our working capital needs will be funded with proceeds from equity and debt financing.  Management believes these steps will provide us with adequate funds to sustain our continued existence.  There is, however, no assurance that the steps taken by management will meet all of our needs or that we will continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Development Stage Activities

Since inception the Company has not yet generated significant revenues and has been defining its business operations and raising capital.  All of our operating results and cash flows reported in the accompanying consolidated financial statements from January 31, 2007 through May 31, 2012 are considered to be those related to development stage activities and represent the cumulative from inception amounts from our development stage activities required to be reported pursuant to Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 915, “Development Stage Enterprises”.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are summarized in Note 2 of the Company’s Annual Report on Form 10-K for the year ended August 31, 2011.  There were no significant changes to these accounting policies during the nine months ended May 31, 2012 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

NOTE 3 – SETTLEMENT OF PRIOR LIABILITIES

We have settled certain payables to reflect the acceptance by these creditors of lesser amounts. Accordingly, amounts accrued with respect to these account holders have been reduced to $-0- from $508,457, and we have recognized other income in that amount in the consolidated statement of operations for the year ended August 31, 2011.  $-0- and $194,061 has been recognized in income for the nine months ended May 31, 2012 and 2011 and $538,277 for the period from inception (January 31, 2007) through May 31, 2012.

 NOTE 4 –FAIR VALUE MEASUREMENTS

The Company utilizes the accounting guidance for fair value measurements and disclosures for all financial assets and liabilities that are recognized or disclosed at fair value in the condensed consolidated financial statements on a recurring basis or on a nonrecurring basis during the reporting period. The fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based upon the best use of the asset or liability at the measurement date. The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability. The accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers are defined as follows:

Level 1 – Observable inputs such as quoted market prices in active markets

Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable

Level 3 – Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions

As of May 31, 2012, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of cash and cash equivalents.  The fair value of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1.    The Company does not have any financial assets measured at fair value on a recurring basis as Level 2 or Level 3.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of May 31, 2012 and August 31, 2011.

	Fair Value Measurements Using
	Quoted Prices	Significant Other	Significant Other
	in Active Market	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
May 31, 2012
Cash and cash equivalents	$25,917	$-	$-
Total	$25,917	$-	$-

August 31, 2011
Cash and cash equivalents	$33,648	$-	$-
Total	$33,648	$-	$-

The Company had no financial assets accounted for on a non-recurring basis as of May 31, 2012.

There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the nine months ended May 31, 2012 and the Company did not have any financial liabilities as of May 31, 2012. The Company has other financial instruments, such as advances and other receivables, accounts payable and other liabilities, notes payable and other assets, which have been excluded from the table above. Due to the short-term nature of these instruments, the carrying value of advances and other receivables, accounts payable and other liabilities, notes payable and other assets approximate their fair values.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	May 31, 2012	August 31, 2011
Equipment	$57,636	$35,614
Accumulated depreciation	15,189	6,124
	$42,447	$29,490

 Depreciation expense for the nine months ended May 31, 2012 and 2011 was $15,189 and $3,156, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the nine months ended May 31, 2012, Richard Genovese, a Director of the Company ("Genovese" ), converted $595,000 of debt owed to him into 7,933,333 common shares at a conversion price per share of $0.075.

During the nine months ended May 31, 2012, Genovese made advances of $725,000 to the Company.  As of May 31, 2012 and August 31, 2011, the amount due Genovese was $460,510 and $330,510 respectively.

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

NOTE 8 - COMMON STOCK

Effective December 7, 2011 the Company filed an amendment to its Articles of Incorporation (1) to increase our authorized Common Stock from 90,000,000 shares to 1,000,000,000 shares and (2) to authorize a new class of 10,000,000 shares of Preferred Stock with authority for our Board of Directors to issue one or more series of the preferred stock with such designations, rights, preferences, limitations and/or restrictions as it should determine by vote of a majority of such directors. As of May 31, 2012, no shares of preferred stock have been issued.

The Company has authorized 1,000,000,000 shares of common stock with a par value of $.00001.  At May 31, 2012 and August 31, 2011, the Company had 51,256,627 and 38,656,627 shares of common stock issued and outstanding, respectively.

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

On May 1, 2012, we entered into a subscription agreement with a private investor. The investor purchased 100,000 shares of our common stock for an aggregate investment in the Company of $20,000.

On May 2, 2012, we entered into subscription agreements with two private investors. The investors purchased 1,500,000 shares of our common stock for an aggregate investment in the Company of $300,000.

The fair value of the warrants issued in connection with the sale of common stock during the nine months ended May 31, 2012 was $64,200.  The fair value of the warrants was estimated using the Black Scholes pricing method.

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

During the nine months ended May 31, 2012 and 2011, the amount of the expense charged to operations for compensatory options granted in exchange for services was $-0- and $-0-, respectively.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees and non-employees of the Company. These options were granted in lieu of cash compensation for services performed.

	Shares	Weighted Average Exercise Price

Outstanding, September 1, 2011	25,000	$7.86
Granted	-	-
Expired/Cancelled	-	-
Exercised	-	-
Outstanding, period ended May 31, 2012	25,000	$7.86
Exercisable at May 31, 2012	25,000	$7.86

Options Outstanding			Options Exercisable
Year	Exercise Price	Number of Shares Outstanding	Weighted Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price

2008	$9.00	10,000	7.93	10,000	$9.00
2009	7.10	15,000	8.01	15,000	7.10
Total		25,000		25,000

Stock Warrants

During the nine months ended May 31, 2012, the Company issued 400,000 warrants in connection with the sales of common stock and conversion of debt into common stock.  The fair value of the warrants in connection with the allocation of sale and conversion was $64,200.

	Warrants	Weighted Average Exercise Price

Outstanding, September 1, 2011	33,040,627	$0.19
Granted	400,000	$0.25
Expired/Cancelled	(1,000,002)	$0.60
Exercised
Outstanding, period ended May 31, 2012	32,440,625	$0.18
Exercisable, period ended May 31, 2012	32,440,625	$0.18

	Warrants Outstanding			Warrants Exercisable
Year	Exercise Price	Number of Warrants Outstanding	Weighted Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
2008	$2.00	100,000	0.90	100,000	2.00
2009	0.15	*10,000,000	0.67	10,000,000	0.15
2009	0.15	*2,500,000	0.72	2,500,000	0.15
2009	0.15	*500,000	0.75	500,000	0.15
2009	0.15	*1,700,000	0.89	1,700,000	0.15
2009	0.15	*150,000	0.91	150,000	0.15
2009	0.15	*50,000	0.93	50,000	0.15
2009	0.15	*50,000	0.95	50,000	0.15
2009	0.15	*500,000	1.22	500,000	0.15
2009	0.15	*2,050,000	1.22	2,050,000	0.15
2011	0.30	6,600,625	3.50	6,600,625	0.30
2011	0.30	500,000	3.60	500,000	0.30
2011	0.10	6,840,000	4.00	6,840,000	0.10
2011	0.10	500,000	4.11	500,000	0.10
2012	0.25	400,000	4.46	400,000	0.25
Total		32,440,625		32,440,625

As of May 31, 2012, 1,000,002 of the Company's warrants issued and outstanding as of August 31, 2011 have expired.

* The 17,500,000 warrants (“2009 Warrants”) issued in conjunction with the 2009 Convertible Debentures contain an anti-dilution provision that states it is specifically agreed that in the event that the Company shall reduce the number of outstanding shares of Common Stock by combining such shares into a smaller number of shares, then, in such case, the then applicable Exercise Price per Warrant Share purchasable pursuant to the Warrant Certificate in effect at the time of such action will not be changed. On January 30, 2012, the Company extended respective exercise dates of the 2009 Warrants for one additional year from their original expiry dates.

NOTE 10 - INCOME TAXES

The Company followed the provisions of ASC 740, “Income Taxes” (“ASC 740”).  As a result of the implementation of ASC 740, the Company recognized no adjustment in the net liability for unrecognized income tax benefits.  The Company believes there are no potential uncertain tax positions and all tax returns are correct as filed.  Should the Company recognize a liability for uncertain tax positions; the Company will separately recognize the liability for uncertain tax positions on its balance sheet.  Included in any liability for uncertain tax positions, the Company will also record a liability for interest and penalties.  The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of the current provision for income taxes.

Substantial changes in the company’s ownership have occurred, and therefore there is an annual limitation of the amount of Parent’s pre-acquisition net operating loss carryforward which can be utilized.  Accordingly, only the post-acquisition net operating loss carryforward has been included for Parent.

The Company has not made provision for income taxes in the nine months ended May 31, 2012 and 2011, respectively, since the Company has the benefit of net operating losses carried forward in these periods.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Consulting Agreement

Effective September 1, 2010, the Company entered into a consulting agreement with, L.A. Dreamline II, LLC, a marketing consultant (a related party), for a monthly consulting fee of $15,000.  The consulting agreement is for a term of 25 months.  For the nine months ended May 31, 2012 and 2011, the Company paid the related party $135,000 and $135,000, respectively.

NOTE 12 – LEGAL PROCEEDINGS

We are party to the following litigation matter.

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

Lyynks Overview

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

On March 8, 2012, the Company filed in Nevada Articles of Merger providing for the merger of its wholly-owned subsidiary, Lyynks, Inc., into the Company, as the surviving corporation, and in the merger changing the Company’s name to Lyynks Inc., effective upon approval for trading purposes by FINRA.  In the merger, which was for the sole purpose of changing the Company’s name, there were no other changes to the Articles of Incorporation  or any changes to the capital stock of the Company,  or to its By-Laws or its officers and directors.  Pursuant to FINRA approval, the change of our name to Lyynks Inc. was effective May 14, 2012.

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

Results of Operations

For the Nine Months Ended May 31, 2012  and 2011

We had a net loss of $1,270,395 for the nine months ended May 31, 2012 compared to a net loss of $572,009 for the nine months ended May 31, 2011.  The change is explained below.

Operating Expenses:  Operating expenses were $1,270,395 and $764,112 for the nine months ended May 31, 2012 and 2011, respectively.  The increase of $506,283 was primarily due to an increase in salaries and wages.

Other income (expense):  Other income (expense) was $-0- for the nine months ended May 31, 2012 compared to an expense of $192,103 recorded for the nine months ended May 31, 2011. The difference was primarily due to interest expense and amortization of the debt discount on the convertible debt in 2011, offset by income from the settlement of prior liabilities.

Three Months Ended May 31, 2012 and 2011

We had a net loss of $513,382 for the three months ended May 31, 2012 compared to a net loss of $118,770 for the three months ended May 31, 2011.  The change is explained below.

Operating Expenses:  Operating expenses were $513,382 and $312,678 for the three months ended May 31, 2012 and 2011, respectively.  The increase of $200,704 was primarily due to an increase in salaries and wages.

Other income (expense):  Other income (expense) was $-0- for the three months ended May 31, 2012 compared to $193,908 recorded for the three months ended May 31, 2011.  The increase was primarily due to income from settlement of prior liabilities.

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

Liquidity and Capital Resources

As of May 31, 2012, we had a stockholders deficit of $888,458 and a working capital deficit of $930,905. At May 31, 2012, total assets increased to $68,364, from total assets of $63,138 at August 31, 2011. The increase is primarily due to the proceeds of $300,000 from the sale of common stock and advances from related parties of $725,000 during the nine months ended May 31, 2012, offset by a loss from operations.

Net cash used in operating activities was $1,324,585 and $783,204 for the nine months ended May 31, 2012 and 2011, respectively. The increase of $541,381 in cash used by operating activities was primarily due to the increase in operating expenditures, including legal and accounting costs. Net cash used in investing activities was $28,146 and $23,479 for the nine months ended May 31, 2012 and 2011, respectively.  Investing activities for the nine months ended May 31, 2012 were attributable to the purchase of computers and office equipment.  Net cash provided by financing activities was $1,345,000 and $839,075 for the nine months ended May 31, 2012 and 2011, respectively. During the nine months ended May 31, 2012, Richard Genovese, a director of the Company, made advances of $725,000 to the Company, and the Company received proceeds of $620,000 from the sale of common stock.  As of May 31, 2012, the amount due Mr. Genovese was $460,510.

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

The Company has suffered recurring losses from operations and has an accumulated deficit of $16,305,624 at May 31, 2012. Primarily as a result of our recurring losses and our lack of liquidity, the Company has received a report from our independent auditors that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. We have delayed payment of a substantial amount of accounts payable and accrued expenses and reduced our expenses to a minimum level. Our existing cash and cash equivalents will not be sufficient to fund our operations. Unless we receive liquidity from new purchase orders, obtain additional capital, loans or sell or license assets, we may be required to seek to reorganize our business or discontinue operations and liquidate our assets. There can be no assurance that the Company will be able to secure sufficient financing or on terms acceptable to the Company. If additional funds are raised through the issuance of equity securities, the percentage ownership of our current stockholders is likely to or will be reduced.

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

Commitments and Contractual Obligations

We did not have any commitments or contingencies as at May 31, 2012.

Off-Balance Sheet Arrangements

As of May 31, 2012, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

As of May 31, 2012, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

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

PART II — OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

We are party to the following litigation matter.

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

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The table below shows the Company’s sales of unregistered securities for the Company’s fiscal quarter ended May 31, 2012.

Date	Title and Amount	Purchaser	Principal Underwriter	Total Offering Price/Underwriting Discounts
May 1, 2012	100,000 shares of common stock issued in conversion of $20,000 principal amount of debt.	Private investor.	NA	$0.20 per share/NA
May 2, 2012	500,000 shares of common stock issued in conversion of $100,000 principal amount of debt.	Private investor.	NA	$0.20 per share/NA
May 2, 2012	1,000,000 shares of common stock issued in conversion of $200,000 principal amount of debt.	Private investor.	NA	$0.20 per share/NA

The Company believes that the above transactions are exempt from registration under the Securities Act of 1933, as amended (“Securities Act”), pursuant to the provisions of Regulations S, promulgated by the Securities and Exchange Commission under the Securities Act.

ITEM 5. OTHER INFORMATION.

On March 8, 2012, the Company filed in Nevada Articles of Merger providing for the merger of its wholly-owned subsidiary, Lyynks, Inc., into the Company, as the surviving corporation, and in the merger changing the Company’s name to Lyynks Inc., effective upon approval for trading purposes by FINRA.  In the merger, which was for the sole purpose of changing the Company’s name, there were no other changes to the Articles of Incorporation  or any changes to the capital stock of the Company,  or to its By-Laws or its officers and directors.  Pursuant to FINRA approval, the change of our name to Lyynks Inc. was effective May 14, 2012.

ITEM 6. EXHIBITS

(a)           Exhibits

3.1c	Articles of Merger with Subsidiary, filed March 8, 2012, filed herewith.
31	Certification of Chief Executive and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. **

* Filed herewith.
** Furnished herewith.

SEC Ref. No.	Title of Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

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

LYYNKS INC. (Registrant)

Date: July 16, 2012	By: /s/ ROBERT ROSNER Robert Rosner
President, Chief Executive and Chief Financial Officer