Form 10-K
period 2012-08-31
Lyynks Inc.
filed 2012-12-12
CIK 1200528

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: August 31, 2012

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

Registrant’s Telephone Number, Including Area Code: (818) 478-2260

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.00001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]   No [X]

Indicate by checkmark if the registrant is not required to file reports to Section 13 or 15(d) of the Act.  Yes [  ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. (Check One):

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]   No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $2,427,810.

Number of shares of Common Stock outstanding as of November 29, 2012:  66,580,913.

Documents incorporated by reference: None

-i-

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

We wish to caution readers that in addition to the important factors described elsewhere in this Form 10-K, the following forward-looking statements, among others, sometimes have affected, and in the future could affect, our actual results and could cause our actual consolidated results during 2013, and beyond, to differ materially from those expressed in any forward-looking statements made by or on our behalf.

Item 1.  Business

General

Lyynks Inc., a Nevada corporation (“Lyynks”, “we”, “us” or “the Company”), is an entertainment software technology company that is developing media and entertainment related distribution applications for the online distribution of any content, including audio and video content.  Our software application under development is called Lyynks, an application that delivers any content to a user’s computer desktop television set, tablet or smart phone.  Lyynks is being developed as a global internet content broadcast platform that can facilitate for its customers the online distribution of music, television, movies, graphics, interactive advertising and social media.

Our business is subject to several significant risks, any of which could materially adversely affect our business, our operating results, our financial condition and the actual outcome of matters as to which we make forward-looking statements. (See “Risk Factors”.)

History

Lyynks was incorporated under the laws of the State of Nevada on August 23, 2002 under the name Medusa Style Corporation for the purpose of an internet distribution business. We reevaluated our business and acquired in June 2007 all of the outstanding equity securities of Lyynks Nevada, a company in the entertainment technology industry.

Business

We are developing software products for the online distribution of audio and video content. We would intend to capitalize on the worldwide growth of digital media. Our management and outside consultants determined the most effective interface to deliver the type of content that we plan to distribute. We believe our planned programs and applications will enhance the user’s experience with internet content. We plan to provide a service that end users can use to deliver their content with potentially a global reach.  Additionally end users can use our social network integration to share content links to promote content or content providers.

We are focusing initially on the internet delivery of entertainment, like music and interactive content.  One of the areas on which we plan to concentrate initially is the music business. We believe that our demographic for music content will be attractive to marketers and advertisers seeking interactive marketing opportunities.  We intend to earn interactive marketing revenues through a variety of traditional ad units and targeted permission-based E-mail marketing, paid search marketing and affiliate marketing.

Lyynks platforms and applications have been developed for cross-platform use with Apple’s Mac OS X and iOS, Microsoft Windows and the Android operating system. Working prototypes of some of these applications have been completed, although no assurance can be given that the final versions of such applications will be successfully completed and operational. We direct and manage our product development and maintenance internally, including website development with content customer and user interfaces, and maintenance and hosting functions.

Looking forward, we plan to pursue targeted opportunities for partnerships, joint ventures and other forms of investment with industry partners.

Intellectual Property

We are proceeding with the registration in the U.S. and in certain international jurisdictions of the trademark “Lyynks” for our website and related applications. We believe that we presently have, or are capable of acquiring, ownership and control of the intellectual property rights that are necessary to conduct our operations.

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

Employees

The Company currently has 12 employees. The Company engages the services of independent consultants to assist with management, software programming and development. We plan to engage full-time employees in this area as our business develops.

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

Item 1A.  Risk Factors

Risks related to our lack of liquidity

WE HAVE NO REVENUES AND HAVE INCURRED AND EXPECT TO CONTINUE TO INCUR SUBSTANTIAL LOSSES. WE WILL NOT BE SUCCESSFUL UNLESS WE REVERSE THIS TREND.

Through August 31, 2012, we have not generated any revenues. As a result, we have generated significant operating losses since our formation and expect to incur substantial losses and negative operating cash flows for the foreseeable future. For the year ended August 31, 2012 our net loss was $1,687,614 and as of August 31, 2012 we had we had an accumulated deficit of $16,722,843. We anticipate that our existing cash and cash equivalents will not be sufficient to fund our business needs over the next 12 months and estimate that we will require approximately $2,000,000 in additional capital in that period to finance our software development activities. Although our major shareholders have provided financial support over the past fiscal year, there is no assurance that they will continue to make equity investments in the Company or that, if our shareholders do not continue to make equity investments in the Company, we will be able to negotiate an alternate source of capital.

GOING CONCERN

Primarily as a result of our recurring losses and our lack of liquidity in connection with our fiscal year ended August 31, 2012, we received a report from our independent auditors that includes an explanatory paragraph describing the substantial uncertainty as to our ability to continue as a going concern.

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

Not applicable

Item 2.  Properties

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

Item 4.  Mine Safety Disclosures

None

PART II

Item 5.  Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Public Market for Common Stock

Our common stock, par value $.00001 per share, is quoted on the Pink Sheets under the symbol “LYYN.”

The following table sets forth, for the fiscal quarters indicated, the high and low sale price for our common stock, as reported on the OTCBB and Pink Sheets. The quotations below reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	High	Low
Fiscal Year ended August 31, 2010
Fourth Quarter	$.38	$.06
Third Quarter	$.40	$.20
Second Quarter	$.90	$.40
First Quarter(1)	$.96	$.40

Fiscal Year ended August 31, 2011
Fourth Quarter	$.10	$.07
Third Quarter	$.11	$.04
Second Quarter	$.11	$.02
First Quarter	$.38	$.05

Fiscal Year ended August 31, 2012
Fourth Quarter	$.30	$.11
Third Quarter	$.11	$.11
Second Quarter	$.11	$.11
First Quarter	$.11	$.02

Fiscal Year ended August 31, 2013
First Quarter	$.35	$.16

(1)  Prices reflect the 1-for-10 reverse stock split effective September 14, 2009.

Shareholders

The approximate number of holders of record of our common stock as of November 29, 2012 was 101.

Dividends

We have never declared or paid a cash dividend on our common stock and do not anticipate declaring or paying cash dividends to shareholders in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

Our Amended and Restated 2007 Stock Plan (the “Plan”) was originally authorized and approved by the Company’s board of directors on November 12, 2007 and was amended and restated effective July 1, 2008. A total of 750,000 shares of the Company’s common stock have been authorized for issuance under the Plan.

At August 31, 2012, no options were outstanding under any equity compensation plans.

Item 6.  Selected Financial Data

Not applicable

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

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

    LYYNKS Overview

We are developing software products for the online distribution of audio and video content. We would intend to capitalize on the worldwide growth of digital media. We believe our planned programs and applications will enhance the user’s experience with internet content. We plan to provide a service that users can use to deliver their content with a potential global reach.  Additionally end users would be able to use our social network integration to share content links to promote content or content providers.

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

Results of Operations

For the Years Ended August 31, 2012 and 2011.

We had a net loss of $1,687,684 for the year ended August 31, 2012 compared to a net loss of $529,705 for the year ended August 31, 2011.  The change is explained below.

Operating Expenses:  Operating expenses were $1,687,614 and $1,034,484 for the years ended August 31, 2012 and 2011, respectively.  The increase of $653,130 was primarily due to an increase of $653,130 in General and Administrative expenses.

Other income (expense):  Other income (expense) was $-0- for the year ended August 31, 2012, as compared to $504,779 for the year ended August 31, 201. The decrease was primarily due to other income of $508,457 primarily from the settlement of prior liabilities in 2011, as compared with other income of $-0- in 2012.  Other income in 2011 also reflected a gain on sale of equipment of $9,000 and interest expense and the amortization costs of the notes payable of approximately $12,678.

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

Liquidity and Capital Resources

Net cash used in operating activities was $1,713,209 and $1,080,180 for the years ended August 31, 2012 and 2011, respectively. The increase of $633,029 in cash used by operating activities was primarily higher general and administrative expenses, financed by an increase in cash flows from financings from related parties of $395,500, from $630,500 in 2011 to $1,026,000 in 2012, and an increase in proceeds of issuance of common stock and warrants provided by financing activities of $415,000, from $505,000 in 2011 to $920,000 in 2012. Net cash used in investing activities was $29,274 in 2012, as compared with $35,614 in 2011.  Investing activities for the years ended August 31, 2012 and 2011 resulted from the purchase of computers and furniture and software development costs.  Net cash provided by financing activities was $1,946,00 in 2012, as compared with $1,144,500 for 2011.

Going Concern Uncertainties

The Company suffered recurring losses from operations and has an accumulated deficit of $16,722,843 at August 31, 2012. Our existing cash and cash equivalents will not be sufficient to fund our operations. Unless we receive liquidity from new purchase orders, obtain additional capital, loans or sell or license assets, we may be required to seek to reorganize our business or discontinue operations and liquidate our assets. There can be no assurance that the Company will be able to secure sufficient financing or on terms acceptable to the Company. If additional funds are raised through the issuance of equity securities, the percentage ownership of our current stockholders is likely to or will be reduced.

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

Commitments and Contractual Obligations

We did not have any commitments or contingencies as at August 31, 2012.

Off-Balance Sheet Arrangements

 As of August 31, 2012, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 7A.  Quantities and Qualitative Disclosures About Market Risk

Not applicable

Item 8.  Financial Statements and Supplementary Data

LYYNKS INC. AND SUBSIDIARIES

Madsen & Associates, CPA’s Inc.
684 East Vine Street
Murray, UT 84107

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Lyynks Inc. and Subsidiary
(formerly En2go International, Inc.)
Burbank, CA  91506

We have audited the accompanying consolidated balance sheet of Lyynks Inc. and Subsidiary (formerly En2go International, Inc.) (collectively, the “Company”) (a development stage company) as of August 31, 2012 and 2011, and the related statements of operations, stockholders’ deficiency and cash flows for the years then ended and for the period from January 31, 2007 (date of inception) through August 31, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the 2012 and 2011 financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended and for the period from January 31, 2007 (date of inception) through August 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Madsen & Associates, CPA's Inc.
 Madsen & Associates, CPA's Inc.

December 5, 2012

LYYNKS INC. AND SUBSIDIARY
(Formerly En2go International, Inc. and Subsidiary)
(a development stage company)
Consolidated Balance Sheets

	August 31,
	2012	2011

ASSETS
Current Assets:
Cash	$237,165	$33,648

Property and equipment - net	38,372	29,490
Total Assets	$275,537	$63,138

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$500,211	$555,836
Accrued expenses	19,493	9,855
Due to related parties	761,510	330,510
Total Current Liabilities	1,281,214	896,201

Commitments and Contingencies

Stockholders' Deficiency:
Common stock, $.00001 par value, 1,000,000,000 shares authorized, 54,256,626 and 38,656,627 shares issued and outstanding atAugust 31, 2012 and 2011, respectively	544	387
Capital in excess of par value	15,716,622	14,201,779
Deficit accumulated during the development stage	(16,722,843)	(15,035,229)
Total Stockholders' Deficiency	(1,005,677)	(833,063)

Total Liabilities and Stockholders' Deficiency	$275,537	$63,138

See notes to consolidated financial statements.

LYYNKS INC. AND SUBSIDIARY
(Formerly En2go International, Inc. and Subsidiary)
(a development stage company)
Consolidated Statements of Operations

			Period from
			inception
	For the Year Ended		(January 31, 2007) through
	August 31,		August 31,
	2012	2011	2012
Revenues	$-	$-	$-
Costs and Expenses:
General and administrative expenses	1,687,614	1,034,484	8,594,450
Stock issued for services	-	-	1,762,617
Non-cash compensation	-	-	3,990,692
Impairment loss	-	-	1,104,914
Total operating expenses	1,687,614	1,034,484	15,452,673

Loss from operations	(1,687,614)	(1,034,484)	(15,452,673)

Other Income (Expense):
Other income (primarily from the settlement of prior liabiltities)	-	508,457	538,277
Interest expense	-	(6,845)	(212,314)
Interest expense on amortization of note discount	-	(5,833)	(1,605,133)
Gain on sale of equipment	-	9,000	9,000
Total other income (expense)	-	504,779	(1,270,170)

Loss before provision for income taxes	(1,687,614)	(529,705)	(16,722,843)

Provision for income taxes	-	-	-

Net loss	$(1,687,614)	$(529,705)	$(16,722,843)

Net loss per share of common stock -
Basic and diluted	$(0.03)	$(0.02)

Weighted Average Shares Outstanding -
Basic and diluted	48,288,048	32,080,545

See notes to consolidated financial statements.

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

See notes to consolidated financial statements.

LYYNKS INC. AND SUBSIDIARY
(Formerly En2go International, Inc. and Subsidiary)
(a development stage company)
Consolidated Statements of Stockholders' Deficiency
(Continued)
					Deficit
					Accumulated	Total
			Capital in		During	Stockholders'
	Common	Stock	Excess of	Subscription	Development	Equity
	Shares	Amount	Par Value	Receivable	Stage	(Deficiency)
Issuance of common stock upon
conversion of convertible debt	17,500,000	175	1,749,825			1,750,000

Sale of common stock	1,000,002	10	349,990			350,000

Issuance of common stock as
consideration for payment of
accounts payable	202,000	2	96,201			96,203

Net loss for the year ended
August 31, 2010	-	-	-	-	(3,089,142)	(3,089,142)

Balance - August 31, 2010	24,216,002	242	12,414,798	-	(14,505,523)	(2,090,483)

Issuance of common stock upon
conversion of convertible debt	11,090,625	111	897,232			897,343

Sale of common stock	3,350,000	34	353,465			353,499

Allocation of sale of common stock
and conversion of debt to warrants
issued			536,284			536,284

Net loss for the year ended
August 31, 2011	-	-	-	-	(529,706)	(529,706)

Balance - August 31, 2011	38,656,627	387	14,201,779	-	(15,035,229)	(833,063)

Issuance of common stock upon
conversion of convertible debt	7,933,333	79	594,921			595,000

Sale of common stock	7,666,666	78	855,722			855,800

Allocation of sale of common
stock to warrants issued			64,200			64,200

Net loss for the year ended
August 31, 2012	-	-	-	-	(1,687,614)	(1,687,614)

Balance - August 31, 2012	54,256,626	$544	$15,716,622	$-	$(16,722,843)	$(1,005,677)

See notes to consolidated financial statements.

LYYNKS INC. AND SUBSIDIARY
(Formerly En2go International, Inc. and Subsidiary)
(a development stage company)
Consolidated Statements of Cash Flows

			Period from
			inception
			(January 31, 2007)
	For the Year Ended August 31,		through August 31,
	2012	2011	2012
Cash Flows From Operating Activities:
Net loss	$(1,687,614)	$(529,705)	$(16,722,843)

Adjustments to reconcile net loss to net cash used in operating activities:
Debt financing costs	-	5,833	1,906,933
Depreciation expense	20,392	6,124	171,320
Impairment loss	-	-	1,104,917
Options, warrants and common stock issued for services rendered	-	-	5,753,309
Gain on settlement of prior liabilties	-	(508,457)	(508,457)
Gain on sale of equipment	-	(9,000)	(9,000)

Changes in operating assets and liabilities:
Accounts payable	(55,625)	(59,955)	1,109,369
Accrued expense	9,638	14,980	89,618
Net cash used in operating activities	(1,713,209)	(1,080,180)	(7,104,834)

Cash Flows From Investing Activities:
Purchase of property and equipment	(29,274)	(35,614)	(247,390)
Software development	-	-	(1,109,417)

Net cash used in investing activities	(29,274)	(35,614)	(1,356,807)

Cash Flows From Financing Activities:
Proceeds from related parties	1,026,000	630,500	2,218,510
Proceeds from sale of equipment	-	9,000	46,697
Proceeds from issuance of notes payable	-	-	2,600,000
Repayment of notes payable	-	-	(500,000)
Proceeds from issuance of common stock and warrants, net of offering costs	920,000	505,000	4,333,599
Net cash provided by financing acitivities	1,946,000	1,144,500	8,698,806

Net increase in cash	203,517	28,706	237,165
Cash beginning of period	33,648	4,942	-
Cash end of period	$237,165	$33,648	$237,165

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	-	-

Common stock and warrants issued for payment of accounts payable	$-	$70,125	$166,325

Common stock and warrants issued upon conversion of covertible debt
and related party debt	$595,000	$1,212,000	$3,507,000

See notes to consolidated financial statements.

Lyynks Inc. and Subsidiary
(formerly En2go International, Inc.)
(a development stage company)
Notes to Consolidated Financial Statements
As of and for the Year Ended August 31, 2012

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

On February 22, 2012 the Company filed a Certificate of Dissolution of Subsidiary En2go Inc. with the Nevada Secretary of State.

On March 8, 2012, the Company filed in Nevada Articles of Merger providing for the merger of its wholly-owned subsidiary, Lyynks, Inc., into the Company, as the surviving corporation, and in the merger changing the Company’s name to Lyynks Inc., In the merger, which was for the sole purpose of changing the Company’s name, there were no other changes to the Articles of Incorporation  or any changes to the capital stock of the Company,  or to its By-Laws or its officers and directors. Pursuant to FINRA approval, the name change was effective for trading purposes on May 14, 2012.

General

The Company is developing software products for the online distribution of audio and video content. The Company plans to provide a service that users can use to deliver their content over the internet with a potential global reach.  Additionally end users would be able to use our social network integration to share content links to promote content or content providers.

Basis of Presentation and Going Concern

Our consolidated financial statements have been prepared assuming that we will continue as a going concern.  However, we have sustained losses and as of August 31, 2012, we have no revenues and have a net working capital deficiency and a negative cash flow from operations.  These conditions, among others, give rise to substantial doubt about our ability to continue as a going concern.  Management is continuing to seek additional equity capital.  Until such time as we are operating profitably, we anticipate our working capital needs will be funded with proceeds from equity and debt financing.  Management believes these steps will provide us with adequate funds to sustain our continued existence.  There is, however, no assurance that the steps taken by management will meet all of our needs or that we will continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Development Stage Activities

Since inception the Company has not yet generated significant revenues and has been defining its business operations and raising capital.  All of our operating results and cash flows reported in the accompanying consolidated financial statements from January 31, 2007 through August 31, 2012 are considered to be those related to development stage activities and represent the cumulative from inception amounts from our development stage activities required to be reported pursuant to Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 915, “Development Stage Enterprises”.

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

Cash Concentration and Cash Equivalents

We consider all short-term securities purchased with a maturity of three months or less to be cash equivalents. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. Management does not believe the Company is exposed to significant credit risk. Management, as well, does not believe the Company is exposed to significant interest rate and foreign currency fluctuation risks during the period presented in these consolidated financial statements. As of August 31, 2012, there are no amounts that exceed the federally insured limits.

Property and Equipment

Property and equipment are stated as cost less accumulated depreciation. Depreciation is provided on a straight line basis over the estimated useful lives of the assets from one to five years. Maintenance and repairs are charged to expense as incurred and major improvements are capitalized. Gains or losses on sales or retirements are recognized in income.

Revenue Recognition

Through the period from inception through August 31, 2012, the Company had not yet generated any revenues. However, the Company plans to recognize its revenue according to the provisions of ASC 605, “Revenue Recognition”, which takes into account the completion of the transaction, delivery of the product, a final fixed or determinable price, and that collectability is reasonably assured.

Net Earnings (Loss) per common share

Basic earnings (loss) per share excludes dilution and is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shares in the earnings (loss) of the Company. Certain unexercised stock options and stock warrants to purchase shares of the Company’s common stock and convertible debt into the shares of the Company as of August 31, 2012 and 2011, were excluded in the computation of diluted earnings (loss) per share because the effect would be antidilutive. For the years ended August 31, 2012 and 2011, there were 54,256,627 and 33,065,627 potential common shares outstanding.

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

Advertising Costs

Advertising costs are charged to operations in the period incurred. During the years ended August 31, 2012 and 2011, the Company incurred $-0- and $-0- in advertising costs, respectively.

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

NOTE 3 – SETTLEMENT OF PRIOR LIABILITIES

We have settled certain payables to reflect the acceptance by these creditors of lesser amounts. Accordingly, amounts accrued with respect to these account holders have been reduced to $-0- from $508,457, and we have recognized other income in that amount in the consolidated statement of operations for the year ended August 31, 2011, and $538,277 for the period from inception (January 31, 2007) through August 31, 2012.

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

    Level 1 – Observable inputs such as quoted market prices in active markets

    Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable

    Level 3 – Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions

As of August 31, 2012, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of cash and cash equivalents.  The fair value of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1.    The Company does not have any financial assets measured at fair value on a recurring basis as Level 2 or Level 3.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of August 31, 2012 and August 31, 2011.

	Fair Value Measurements Using

	Quoted Prices	Significant Other	Significant Other
	in Active Market	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
August 31, 2012
Cash and cash equivalents	$237,165	$-	$-
Total	$237,165	$-	$-

August 31, 2011
Cash and cash equivalents	$33,648	$-	$-
Total	$33,648	$-	$-

The Company had no financial assets accounted for on a non-recurring basis as of August 31, 2012.

There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the year ended August 31, 2012 and the Company did not have any financial liabilities as of August31, 2012. The Company has other financial instruments, such as advances and other receivables, accounts payable and other liabilities, notes payable and other assets, which have been excluded from the table above. Due to the short-term nature of these instruments, the carrying value of advances and other receivables, accounts payable and other liabilities, notes payable and other assets approximate their fair values.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	August 31, 2012	August 31, 2011
Equipment	$64,888	$35,614
Accumulated depreciation	26,516	6,124
	$38,372	$29,490

Depreciation expense for the year ended August 31, 2012 and 2011 was $20,392 and $6,124, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the year ended August 31, 2012, Richard Genovese, a Director of the Company ("Genovese" ), converted $595,000 of debt owed to him into 7,933,333 common shares at a conversion price per share of $0.075.

During the year ended August 31, 2012, Genovese made advances of $926,000 to the Company.  As of August 31, 2012 and August 31, 2011, the amount due Genovese was $661,510 and $330,510, respectively. The advances are non-interest bearing.

On February 28, 2012, Clayoquot Wilderness Resort Ltd. (“Clayoquot”), a company of which Genovese is a principal, advanced $100,000 to the Company. As of August 31, 2012 and August 31, 2011, the amount due Clayoquot was $100,000 and $-0-, respectively.  The advance is non-interest bearing.

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

Interest expense for the years ended August 31, 2012 and 2011 was $-0- and $6,845, respectively.

NOTE 8 - COMMON STOCK

Effective December 7, 2011 the Company filed an amendment to its Articles of Incorporation (1) to increase our authorized Common Stock from 90,000,000 shares to 1,000,000,000 shares and (2) to authorize a new class of 10,000,000 shares of Preferred Stock with authority for our Board of Directors to issue one or more series of the preferred stock with such designations, rights, preferences, limitations and/or restrictions as it should determine by vote of a majority of such directors. As of August 31, 2012, no shares of preferred stock have been issued.

The Company has authorized 1,000,000,000 shares of common stock with a par value of $.00001.  At August 31, 2012 and August 31, 2011, the Company had 54,256,627 and 38,656,627 shares of common stock issued and outstanding, respectively.

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

In September 2008, we entered into a subscription agreement with Richard Genovese and/or his affiliates (collectively “Genovese”), pursuant to which Genovese purchased 100,000 shares of our common stock and 100,000 warrants with an exercise price of $1.50 for $150,000.

In October 2008, we entered into an agreement with Euro Trend Trader, Inc. (“ETT”) to provide investor relations and public relations.  We agreed to pay ETT $5,000 start up fees and $3,000 per month thereafter. Additionally, we paid ETT 20,000 shares of our common stock for coverage of the Company by a registered market maker and an additional 10,000 shares for investor relations services.

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

On September 15 2009, the Company completed a reverse stock split on a one to ten (1:10) basis, such that each  shareholder following the reverse split held one new share for every ten shares previously held.  The Company’s share transactions disclosed in the financial statements were restated retroactively to reflect the reverse stock split for all periods presented.

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

On August 8, 2012, we entered into a subscription agreement with a private investor. The investor purchased 3,000,000 shares of our common stock for an aggregate investment in the Company of $300,000.

The fair value of the warrants issued in connection with the sale of common stock during the year ended August 31, 2012 was $64,200.  The fair value of the warrants was estimated using the Black Scholes pricing method.

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

On September 1, 2008 we granted 15,000 stock options to a certain officer and board member for his services performed as Chair of the Audit Committee and Chair of the Compensation Committee. The estimated value of the compensatory common stock purchase options granted to non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions: expected term of 10 years, a risk free interest rate of 3.97% to 4.40%, a dividend yield of 0% and volatility of 136.94% to 147.95%. On August 31, 2012, we cancelled 25,000 stock options that were issued to a certain board member.

During the years ended August 31, 2012 and 2011, the amount of the expense charged to operations for compensatory options granted in exchange for services was $-0- and $-0-, respectively.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees and non-employees of the Company. These options were granted in lieu of cash compensation for services performed.

	Shares	Weighted Average Exercise Price
Outstanding, September 1, 2008	230,000	$9.70
Granted	15,000	7.10
Expired/Cancelled	-	-
Exercised	-	-
Outstanding, year ended August 31, 2009	245,000	9.50
Granted	-	-
Expired/Cancelled	(200,000)	-
Exercised	-	-
Outstanding, year ended August 31, 2010	45,000	7.70
Granted	-	-
Expired/Cancelled	(20,000)	-
Exercised	-	-
Outstanding, year ended August 31, 2011	25,000	$7.86

Granted	-	-

Expired/Cancelled	(25,000)	7.86

Exercised	-	-

Outstanding, period ended August 31, 2012	-0-	$-0-

Exercisable at August 31, 2012	-0-	$-0-

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

On January 15, 2009 we entered into an agreement with Genovese whereby Genovese and/or his affiliates (collectively “Genovese”) advanced to the Company $250,000 for a convertible debenture (“Debenture”) for the aggregate principal amount of $250,000.  The Debenture was be non-interest bearing and matured on December 5, 2010.  At the holder’s sole discretion, the holder had the right to elect to convert the Debenture, in whole or in part into common shares of the Company at a conversion price of $0.10 per share.  As additional compensation, Genovese was issued a share purchase warrant certificate for 2,500,000 warrants with each warrant exercisable into one common share at $0.15 per share for a period of three years commencing from the date of the issuance of the warrant certificate.  The Company and Genovese further agreed to establish five (5) mutually agreed upon milestones to be attained no later than September 2009 with each milestone generally occurring approximately every forty five (45) days. In conjunction with the attainment of each individual milestone, Genovese agreed to advance to the Company an additional $250,000. In connection with each $250,000 advance, Genovese was issued an additional $250,000 Convertible Debenture. The Debentures were non-interest bearing and matured two years from the date of issuance of each subsequent debenture (“Subsequent Debentures”).

At the Holders’ sole discretion, the Holder had the right to elect to convert the Subsequent Debentures, in whole or in part, at any time prior to maturity, into common shares of the Company at a conversion price of $0.10 per share. As additional compensation, Genovese was issued a share purchase warrant certificate for 2,500,000 warrants with each warrant exercisable into one common share at $0.15 per share for a period of three years commencing from the date of the issuance of the warrant certificate for each Subsequent Debenture issued. We further agreed that (1) Genovese would be granted the right of first refusal/ right of participation in connection with any additional financing of the Company for two (2) years, (2) Genovese would be entitled to two board seats, (3) we would obtain directors and officers insurance, and (4) the parties would work together commencing December 2008 to address other matters. The Debenture was subsequently amended for an aggregate principal amount of $545,000.

Additional Debentures for $455,000, $250,000, and $50,000 and $195,000 were issued during the year ended August 31, 2009.  In April 2009, the amount of convertible debentures available to be issued was increased by $255,000 for an aggregate of $1,750,000.    As of August 31, 2009 a total of $1,750,000 had been issued as Debentures.  On September 25, 2009 all of the $1,750,000 of debentures were converted into 17,500,000 common shares and 17,500,000 share purchase warrants exercisable at $0.15 per share remain unexercised, respective exercise periods thereof having been extended for an additional year from the original expiration dates.

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

During the year ended August 31, 2012, the Company issued 400,000 warrants in connection with the sales of common stock and conversion of debt into common stock.  The fair value of the warrants in connection with the allocation of sale and conversion was $64,200.

	Warrants	Weighted Average Exercise Price
Outstanding, September 1, 2008	100,000	$2.00
Granted	17,500,000	0.15
Expired/Cancelled	-	-
Exercised	-	-
Granted	37,500	3.00
Outstanding, year ended August 31, 2009	17,637,500	0.17
Expired/Cancelled	-	-
Exercised	-	-
Granted	1,000,002	0.60
Outstanding, year ended August 31, 2010	18,637,502	0.19
Granted	14,440,625	0.20
Expired/Cancelled	(37,500)	3.00

Outstanding, September 1, 2011	33,040,627	$0.19

Granted	400,000	$0.25

Expired/Cancelled	(1,000,002)	$0.60

Exercised

Outstanding, period ended August 31, 2012	32,440,625	$0.18

Exercisable, period ended August 31, 2012	32,440,625	$0.18

	Warrants Outstanding			Warrants Exercisable
Year	Exercise Price	Number of Warrants Issued	Weighted Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
2008	$2.00	100,000	0.65	100,000	2.00
2009	0.15	*10,000,000	0.42	10,000,000	0.15
2009	0.15	*2,500,000	0.48	2,500,000	0.15
2009	0.15	*500,000	0.50	500,000	0.15
2009	0.15	*1,700,000	0.64	1,700,000	0.15
2009	0.15	*150,000	0.66	150,000	0.15
2009	0.15	*50,000	0.68	50,000	0.15
2009	0.15	*50,000	0.70	50,000	0.15
2009	0.15	*500,000	0.97	500,000	0.15
2009	0.15	*2,050,000	0.97	2,050,000	0.15
2011	0.30	6,600,625	3.25	6,600,625	0.30
2011	0.30	500,000	3.35	500,000	0.30
2011	0.10	6,840,000	3.75	6,840,000	0.10
2011	0.10	500,000	3.86	500,000	0.10
2012	0.25	400,000	4.21	400,000	0.25
Total		32,440,625		32,440,625

As of August 31, 2012, 1,000,002 of the Company's warrants issued and outstanding as of August 31, 2011 have expired.

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

The following table sets forth common stock equivalents (potential common stock) for the years ended August 31, 2012 and 2011 that are not included in the loss per share calculation above because their effect would be anti-dilutive for the periods indicated:

	For the Years Ended August 31,
	2012	2011
Plan Stock Options	-0-	25,000
Warrants	32,440,625	33,040,627
Convertible notes	-	-

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

The reconciliation of the provision (benefit) for income taxes computed at the U.S. federal statutory rate to the Company’s effective tax rate for the years ended August 31, 2012 and 2011 is as follows:

	2012	2011
Federal benefit at Statutory rate	$574,000	$181,000
State income tax, net of federal benefit	34,000	11,000
Unused net operating losses	(608,000)	(192,000)

Provision (Benefit) for income taxes	$____-	$-

The Company has not made provision for income taxes in the year ended August 31, 2012 and 2011, respectively, since the Company has the benefit of net operating losses carried forward in these periods.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Consulting Agreement

Effective September 1, 2010, the Company entered into a consulting agreement with, L.A. Dreamline II, LLC, a marketing consultant (a related party), for a monthly consulting fee of $15,000.  The consulting agreement is for a term of 25 months.  For the year ended August 31, 2012 and 2011, the Company paid the related party $180,000 and $180,000, respectively.

Lease

Effective May 1, 2010 we have entered into a month-to-month lease, providing for a monthly rental of $3,500 for our executive office.  Rent expense, including executory costs, for the years ended August 31, 2012 and 2011 was $78,820 and $48,412, respectively.

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

NOTE 13 – SUBSEQUENT EVENTS

On September 7, 2012 the Company issued 6,610,000 shares to Richard Genovese in conversion of $661,000 principal amount of debt held.

On October 16, 2012 the Company issued 5,714,286 shares to JANST Limited at a share purchase price of $0.07 for an investment of $400,000.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

As supervised by our board of directors and our Chief Executive Officer and Chief Financial Officer, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management’s Annual Report on Internal Control over Financial Reporting. Our chief executive and financial officer has concluded that our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e)) as of August 31, 2012, are effective.

    Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Management assessed the effectiveness of internal control over financial reporting as of August 31, 2012. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control–Integrated Framework. Management concluded in this assessment that as of August 31, 2012, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of our 2012 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS

As of the date of this report, our executive officers and directors are as follows:

Name	Age	Title	Held Position Since
Robert Rosner	48	President and Chief Executive Officer, Chief Financial Officer and Director	President and Chief Executive Officer – March 2010 Director – May 2010
Bruce Schmidt	58	Secretary, Treasurer, Director	Director - September 2006 Secretary & Treasurer-April 2009
Richard Genovese	59	Director	June 2009
Frank Anderson	54	Director	June 2009

Robert Rosner, President, Chief Executive Officer, Chief Financial Officer and Director

Robert Rosner, 46, was appointed as our acting President, Chief Executive Officer and Chief Financial Officer effective March 27, 2010, and was elected to our Board of Directors on May 24, 2010.  Mr. Rosner has served as the Chairman and Chief Executive Officer of Watair Inc. (OTC “WTAR”) since August 2005, and was reappointed as President in January 2008. Formerly he was President from August 2005 to April 2007. Mr. Rosner also currently serves as Corporate Secretary of Watair Inc., having been appointed to this position in March 2007. During his tenure with Watair, he was also the Vice President of Regulatory Affairs and Compliance and Corporate Secretary from August 2003 until August 2005. Watair engages in the manufacture, marketing, and distribution of commercial and home/office atmospheric water generation machines.

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

Other Information about our Board of Directors

During our fiscal year ended August 31, 2012, our Board of Directors did not meet, but acted by written consent nine times.

We do not have a formal policy on attendance at meetings of our shareholders; however, we encourage all Board members to attend shareholder meetings that are held in conjunction with a meeting of our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of equity securities of the Company. Officers, directors, and greater than 10% stockholders are required to furnish the Company with copies of all Section 16(a) forms they file. Based on the copies of the reports and other written assurances provided to it, the Company believes that the following reports for our 2012 fiscal year were not filed timely by Richard Genovese:

Mr. Genovese filed on October 10, 2011 a report on Form 4 reporting a transaction on October 4, 2011; a transaction on October 24, 2011 was reported in a Form 4 filed on January 20, 2012; transactions on February 7, 2012 were reported in a Form 4 filed February 13, 2012; transactions taking place in the period March 28 through April 4, 2012 were reported on a Form 4 filed April 11, 2012; transactions taking place in the period April 11 through June 1, 2012 were reported on a Form 4 filed June 27, 2012; transactions taking place in the period June 6 through June 22, 2012 were reported on a Form 4 filed July 23, 2012; and transactions taking place in the period July 13 through September 7, 2012 were reported on a Form 4 filed September 14, 2012.

Code of Ethics

On March 3, 2009 the Company’s Board of Directors adopted an amended and restated Code of Ethics for the Company. A copy of the Company’s amended Code of Ethics was filed as an Exhibit to Form 8-K filed on March 4, 2009 and will be found posted on the Company’s website at www.Lyynks.com. Upon written request to the Secretary of the Company a copy will be provided to any stockholder.

Item 11.  Executive Compensation

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers for all services rendered in all capacities to us during the last three completed fiscal years.

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non- Qualified Deferred Compensation Earnings	All Other Compensation	Total
Robert Rosner (2)	2012	$14,600							$14,600
	2011
	2010

Paul E. Fishkin, President CFO and Director (1)	2010	$8,000							$8,000

Tolga F. Katas, Chief Technology Officer	2010	$191,000	$50,000						$241,000

(1) Mr. Fishkin became an executive officer of the Company in July 2007 at the time of the En2Go Nevada acquisition, and resigned as an officer of the Company on March 26, 2010.
(2) Mr. Rosner was appointed Chief Executive Officer and Chief Financial Officer on March 27, 2010.

Stock Options

2007 Stock Plan

During November, 2007 the Board of Directors of the Company adopted and the stockholders at that time approved the 2007 Stock Plan (“the Plan”). The Plan provides both for the direct award or sale of shares and for the granting of options to purchase shares. Options granted under the Plan may include qualified and non-qualified stock options. The aggregate number of shares reserved for issuance under the Plan was 750,000, issuable to directors, officers, and employees of the Company.  An aggregate of 750,000 shares remains available for issuance under the Plan.  Awards under the Plan will be granted as determined by Committees of the Board of Directors or by the Board of Directors.

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

Stock Option Grants

As of August 31, 2012, no stock option grants were outstanding.

Option Exercises and Stock Vesting

During the fiscal year ended August 31, 2012, no options held by our executive officers and directors were exercised, and an option grant for 25,000 shares of common stock held by a director was cancelled.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table contains information relating to the beneficial ownership of Common Stock by members of the board of directors and the Company's officers as a group, as well as certain other beneficial owners as of November 29, 2012. Information as to the number of shares of Common Stock owned and the nature of ownership has been provided by these individuals or is based on Schedules 13D, or amendments thereto, received by the Company as filed with the Securities and Exchange Commission, or other information, and is not within the direct knowledge of the Company. Unless otherwise indicated, the named individuals possess sole voting and investment power with respect to the shares listed.

Name and Address of Beneficial Owner (1)	Number of Shares Owned Beneficially	Percentage*

Abeille Limited (2) Le Montaigne 7 Ave. de Grande Bretagne, MC 98900 Monte Carlo	9,500,000	13.84%

511919 NB Limited (3)	5,000,000	7.24%
PO Box 49139
Vancouver, BC V7T 1A7

Richard Genovese (4)	47,672,205	57.49%

JANST Limited (5) 87 Mary Street Georgetown, Grand Cayman Cayman Islands	13,245,536	18.83%

Janspec Holdings Limited	6,715,239	10.09%
14185 Rio Place
Surrey, BC V3S 0L2

Bruce Schmidt (6)	30,000	**

All Officers and Directors as a Group	47,702,205	57.54%

* Based on 66,580,913 shares outstanding on November 29, 2012.
** Less than 1%.
_______________

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

(4) In addition to 16,898,872 shares owned directly, Mr. Genovese owns 14,433,333 shares indirectly through Clayoquot Wilderness Resort Ltd., of which Mr. Genovese is a principal, and holds warrants expiring at various dates commencing January 30, 2012 through May 5, 2016, to purchase an aggregate of 16,340,000 shares of common stock at exercise prices ranging from $.10 to $.15 per share. Mr. Genovese’s  address is c/o the Company, 644-1812 West Burbank Blvd., Burbank, California 91505.

(5) In addition to 9,479,911 shares owned directly, Janst Limited holds warrants expiring at various dates commencing April 22, 2012 through November 7, 2015 to purchase an aggregate of 3,765,625 shares of common stock at exercise prices ranging from $.15 to $.30 per share.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

During the year ended August 31, 2011, Richard Genovese, a Director of the Company (“Genovese”) made advances of $630,500 to the Company for additional working capital. As of August 31, 2011 and August 31, 2010 the amount due Genovese was $330,510   and $562,010 respectively.

During the year ended August 31, 2012, Genovese converted $595,000 of debt owed to him into 7,933,333 common shares at a conversion price per share of $0.075.

During the year ended August 31, 2012, Genovese made advances of $926,000 to the Company.  As of August 31, 2012 and August 31, 2011, the amount due Genovese was $661,510 and $330,510, respectively.

On February 28, 2012, Clayoquot Wilderness Resort Ltd. (“Clayoquot”), a company of which Genovese is a principal, advanced $100,000 to the Company. As of August 31, 2012 and August 31, 2011, the amount due Clayoquot was $100,000 and $-0-, respectively.

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

PART IV

Item 14.  Principal Accountant Fees and Services

The Board of Directors has appointed Madsen & Associates, CPA (“Madsen”), independent auditors, as the Company’s independent registered public accounting firm for the fiscal year ending August 31, 2012. Madsen has audited our financial statements since August 31, 2009, through August 31, 2012.

Audit Fees

During the fiscal years ended August 31, 2011 and 2012, fees for services provided by were as follows:

	Fiscal Year Ended August 31, 2011	Fiscal Year Ended August 31, 2012
Audit Fees	$36,000	$37,000
Audit-Related Fees
Tax Fees
All Other Fees

Total	$36,000	$37,000

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

Tax Fees

During 2012, our principal accountant did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During 2012, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

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

Item 15.  Exhibits and Financial Statement Schedules

(a)(3) Exhibits

Number	Description

3.1*
Restated Certificate of Incorporation of En2Go International, Inc. Dated August 15, 2007 (incorporated by reference to the Company’s Form 10-K for the year ended August 31, 2007 filed on December 14, 2007).

3.1a*	Certificate of Change Pursuant to NRS 78.209 For Nevada Profit Corporations (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K filed on December 15, 2009).

3.1b	Certificate of Amendment to Articles of Incorporation, filed December 7, 201 (incorporated by reference to Exhibit 3.1b to the Company’s Annual Report on Form 10-K, filed December 13, 2011)

3.1c	Articles of Merger between the Company and its wholly-owned subsidiary Lyynks Inc. (incorporated by reference to Exhibit 3.1c to the Company’s Quarterly Report on Form 10-Q, filed July 16, 2012).

3.2*	Bylaws of Lyynks Inc. (incorporated by reference to the Company’s Registration Statement on Form SB2 filed October 25, 2002).

10.1*	Employment Agreement, dated as of July 16, 2007, by and between EN2GO International Inc. and Paul E. Fishkin (incorporated by reference to the Company’s Form 8-K filed on July 18, 2007).

10.2*	Employment Agreement, dated as of July 16, 2007, by and between EN2GO International Inc. and Tolga Katas (incorporated by reference to the Company’s Form 8-K filed on July 18, 2007).

10.3*	En2Go International, Inc. Stock Option Plan (incorporated by reference to the Company’s Form 8-K, filed on November 16, 2007).

10.4*	License Agreement with Christine Marie dated as of June 4, 2007 (incorporated by reference to the Company’s Form 10-K for the year ended August 31, 2007 filed on December 14, 2007).

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

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

The XBRL related information in Exhibits 101 to this Annual Report on Form 10-K shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LYYNKS INC.
Dated: December 11, 2012

	By:	/s/ ROBERT ROSNER
Robert Rosner
President, Chief Executive Officer,
Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant in the capacities indicated, on December 11, 2012.

/s/ ROBERT ROSNER
Robert Rosner, President, Chief Executive Officer and Director

/s/ BRUCE SCHMIDT
Bruce Schmidt
Director

/s/ RICHARD GENOVESE
Richard Genovese
Director

/s/ FRANK ANDERSON
Frank Anderson
Director