Form 10-Q
period 2012-11-30
Lyynks Inc.
filed 2013-01-14
CIK 1200528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the quarterly period ended November 30, 2012

Or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 66,580,913 shares of $0.00001 par value common stock issued and outstanding as of January 14, 2013.

LYYNKS INC. AND SUBSIDIARY
(formerly En2go International, Inc.)
(a development stage company)
INDEX

Page
Part I. Financial Information

Item 1. Financial Statements	1

Consolidated Balance Sheets as of November 30, 2012 and August 31, 2012 (unaudited)	2

Consolidated Statements of Operations for the three Months Ended November 30, 2012 and November 30, 2011 and the period from inception (January 31 , 2007) through November 30, 2012 (unaudited)	3

Consolidated Statements of Stockholders' Deficiency for the Period Ended November 30, 2012 (unaudited)	4

Consolidated Statements of Cash Flows for the three months ended November 30, 2012 and November 30, 2011 and the period from inception (January 31, 2007) through November 30, 2012 (unaudited)	6

Notes to Unaudited Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

Item 4. Controls and Procedures	21

Part II. Other Information

Item 1. Legal Proceedings	21

Item 6. Exhibits	22

Signatures

-i-

PART I.  Financial Information

ITEM 1.  FINANCIAL STATEMENTS (Unaudited)

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  The following condensed consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended August 31, 2012.

The results of operations for the three months ended November 30, 2012 are not necessarily indicative of the results for the entire fiscal year or for any other period.

LYYNKS INC. AND SUBSIDIARY
(a development stage company)
Consolidated Balance Sheets
(Unaudited)

	November 30,	August 31,
	2012	2012

ASSETS
Current Assets:
Cash	$161,556	$237,165

Property and equipment - net	35,949	38,372
Total Assets	$197,505	$275,537

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$486,841	$500,211
Accrued expenses	24,605	19,493
Due to related parties	100,510	761,510
Total Current Liabilities	611,956	1,281,214

Commitments and Contingencies

Stockholders' Deficiency:
Common stock, $.00001 par value, 1,000,000,000 shares authorized, 66,580,912 and 54,256,626 shares issued and outstanding at November 30, 2012 and August 31, 2012, respectively	666	544
Capital in excess of par value	16,777,500	15,716,622
Deficit accumulated during the development stage	(17,192,617)	(16,722,843)
Total Stockholders' Deficiency	(414,451)	(1,005,677)

Total Liabilities and Stockholders' Deficiency	$197,505	$275,537

See notes to unaudited consolidated financial statements.

LYYNKS INC. AND SUBSIDIARY
(a development stage company)
Consolidated Statements of Operations
(Unaudited)

			Period from
			inception
			(January 31, 2007)
	For the Three Months Ended		through
	November 30,		November 30,
	2012	2011	2012
Revenues	$-	$-	$-
Costs and Expenses:
General and administrative expenses	469,774	344,902	9,064,224
Stock issued for services	-	-	1,762,617
Non-cash compensation	-	-	3,990,692
Impairment loss	-	-	1,104,914
Total operating expenses	469,774	344,902	15,922,447

Loss from operations	(469,774)	(344,902)	(15,922,447)

Other Income (Expense):
Other income (primarily from the settlement of prior liabiltities)	-	-	538,277
Interest expense	-	-	(212,314)
Interest expense on amortization of note discount	-	-	(1,605,133)
Gain on sale of equipment	-	-	9,000
Total other income (expense)	-	-	(1,270,170)

Loss before provision for income taxes	(469,774)	(344,902)	(17,192,617)

Provision for income taxes	-	-	-

Net loss	$(469,774)	$(344,902)	$(17,192,617)

Net loss per share of common stock -
Basic and diluted	$(0.01)	$(0.01)

Weighted Average Shares Outstanding -
Basic and diluted	61,372,717	41,536,602

See notes to unaudited consolidated financial statements.

LYYNKS INC. AND SUBSIDIARY
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

LYYNKS INC. AND SUBSIDIARY
(a development stage company)
Consolidated Statements of Stockholders' Deficiency
(Unaudited)
(Continued)
					Deficit
					Accumulated	Total
			Capital in		During	Stockholders'
	Common	Stock	Excess of	Subscription	Development	Equity
	Shares	Amount	Par Value	Receivable	Stage	(Deficiency)
Issuance of common stock upon
conversion of convertible debt	17,500,000	175	1,749,825			1,750,000

Sale of common stock	1,000,002	10	349,990			350,000

Issuance of common stock as
consideration for payment of
accounts payable	202,000	2	96,201			96,203

Net loss for the year ended
August 31, 2010	-	-	-	-	(3,089,142)	(3,089,142)

Balance - August 31, 2010	24,216,002	242	12,414,798	-	(14,505,523)	(2,090,483)

Issuance of common stock upon
conversion of convertible debt	11,090,625	111	897,232			897,343

Sale of common stock	3,350,000	34	353,465			353,499

Allocation of sale of common stock
and conversion of debt to warrants
issued			536,284			536,284

Net loss for the year ended
August 31, 2011	-	-	-	-	(529,706)	(529,706)

Balance - August 31, 2011	38,656,627	387	14,201,779	-	(15,035,229)	(833,063)

Issuance of common stock upon
conversion of convertible debt	7,933,333	79	594,921			595,000

Sale of common stock	7,666,666	78	855,722			855,800

Allocation of sale of common
stock to warrants issued			64,200			64,200

Net loss for the year ended
August 31, 2012	-	-	-	-	(1,687,614)	(1,687,614)

Balance - August 31, 2012	54,256,626	544	15,716,622	-	(16,722,843)	(1,005,677)

Issuance of common stock upon
conversion of convertible debt	6,610,000	65	660,935			661,000

Sale of common stock	5,714,286	57	399,943			400,000

Net loss for the three months ended
November 30, 2012	-	-	-	-	(469,774)	(469,774)

Balance - November 30, 2012	66,580,912	$666	$16,777,500	$-	$(17,192,617)	$(414,451)

See notes to unaudited consolidated financial statements.

LYYNKS INC. AND SUBSIDIARY
(a development stage company)
Consolidated Statements of Cash Flows
(Unaudited)
			Period from
			inception
			(January 31, 2007)
	For the Three Months Ended		through
	November 30,		November 30,
	2012	2011	2012
Cash Flows From Operating Activities:
Net loss	$(469,774)	$(344,902)	$(17,192,617)

Adjustments to reconcile net loss to net cash used in operating activities:
Debt financing costs	-	-	1,906,933
Depreciation expense	5,538	4,631	176,858
Impairment loss	-	-	1,104,917
Options, warrants and common stock issued for services rendered	-	-	5,753,309
Gain on settlement of prior liabilties	-	-	(508,457)
Gain on sale of equipment	-	-	(9,000)

Changes in operating assets and liabilities:
Accounts payable	(13,370)	(10,398)	1,095,999
Accrued expense	5,112	3,274	94,730
Net cash used in operating activities	(472,494)	(347,395)	(7,577,328)

Cash Flows From Investing Activities:
Purchase of property and equipment	(3,115)	(19,953)	(250,505)
Software development	-	-	(1,109,417)

Net cash used in investing activities	(3,115)	(19,953)	(1,359,922)

Cash Flows From Financing Activities:
Proceeds from related parties	-	265,000	2,618,510
Proceeds from sale of equipment	-	-	46,697
Proceeds from issuance of notes payable	-	-	2,600,000
Repayment of notes payable	-	-	(500,000)
Proceeds from issuance of common stock and warrants, net of offering costs	400,000	100,000	4,333,599
Net cash provided by financing acitivities	400,000	365,000	9,098,806

Net increase (decrease) in cash	(75,609)	(2,348)	161,556
Cash beginning of period	237,165	33,648	-
Cash end of period	$161,556	$31,300	$161,556

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	-	-

Common stock and warrants issued for payment of accounts payable	$-	$-	$-

Common stock and warrants issued upon conversion of covertible debt
and related party debt	$661,000	$595,000	$4,168,000

See notes to unaudited consolidated financial statements.

Lyynks Inc. and Subsidiary
(a development stage company)
Notes to Unaudited Consolidated Financial Statements
As of and for the Three Months Ended November 30, 2012

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

The consolidated balance sheet as of November 30, 2012 and the consolidated statements of operations, stockholders' deficiency and cash flows for the periods presented have been prepared by Lyynks Inc. (the "Company" or "Lyynks") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows for all periods presented have been made. The information for the consolidated balance sheet as of August 31, 2012 was derived from audited financial statements.

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

Basis of Presentation and Going Concern

Our consolidated financial statements have been prepared assuming that we will continue as a going concern. However, we have sustained losses and as of November 30, 2012, we have no revenues and have a net working capital deficiency and a negative cash flow from operations. These conditions, among others, give rise to substantial doubt about our ability to continue as a going concern. Management is continuing to seek additional equity capital. Until such time as we are operating profitably, we anticipate our working capital needs will be funded with proceeds from equity and debt financing. Management believes these steps will provide us with adequate funds to sustain our continued existence. There is, however, no assurance that the steps taken by management will meet all of our needs or that we will continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Development Stage Activities

Since inception the Company has not yet generated significant revenues and has been defining its business operations and raising capital. All of our operating results and cash flows reported in the accompanying consolidated financial statements from January 31, 2007 through November 30, 2012 are considered to be those related to development stage activities and represent the cumulative from inception amounts from our development stage activities required to be reported pursuant to Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 915, “Development Stage Enterprises”.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are summarized in Note 2 of the Company’s Annual Report on Form 10-K for the year ended August 31, 2012. There were no significant changes to these accounting policies during the three months ended November 30, 2012 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

NOTE 3 – SETTLEMENT OF PRIOR LIABILITIES

We have settled certain payables to reflect the acceptance by these creditors of lesser amounts. Accordingly, amounts accrued with respect to these account holders have been reduced to $-0- from $538,457, and we have recognized other income in that amount in the consolidated statement of operations for the period from inception (January 31, 2007) through November 30, 2012. No settlements were recognized for the three months ended November 30, 2012 and 2011.

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

Level 1 – Observable inputs such as quoted market prices in active markets

Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable

Level 3 – Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions

As of November 30, 2012, the Company held certain financial assets that are measured at fair value on a recurring basis. These consisted of cash and cash equivalents. The fair value of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1. The Company does not have any financial assets measured at fair value on a recurring basis as Level 2 or Level 3.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of November 30, 2012 and August 31, 2012.

	Fair Value Measurements Using

	Quoted Prices	Significant Other	Significant Other
	in Active Market	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
November 30, 2012
Cash and cash equivalents	$161,556	$-	$-
Total	$161,556	$-	$-

August 31, 2012
Cash and cash equivalents	$237,165	$-	$-
Total	$237,165	$-	$-

The Company had no financial assets accounted for on a non-recurring basis as of November 30, 2012.

There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the three months ended November 30, 2012 and the Company did not have any financial liabilities as of November 30, 2012. The Company has other financial instruments, such as advances and other receivables, accounts payable and other liabilities, notes payable and other assets, which have been excluded from the table above. Due to the short-term nature of these instruments, the carrying value of advances and other receivables, accounts payable and other liabilities, notes payable and other assets approximate their fair values.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	November 30, 2012	August 31, 2012
Equipment	$68,003	$64,888
Accumulated depreciation	32,054	26,516
	$35,949	$38,372

Depreciation expense for the three months ended November 30, 2012 and 2011 was $5,538 and $4,631, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the three months ended November 30, 2012, Richard Genovese, a Director of the Company ("Genovese" ), converted $661,000 of debt owed to him into 6,610,000 common shares at a conversion price per share of $0.10.

During the three months ended November 30, 2012, Janst Limited, an affiliate of the Company (“Janst”), entered into a subscription agreement to purchase 5,714,286 shares of our common stock at $0.07 per share for an aggregate investment in the Company of $400,000.

As of November 30, 2012 and August 31, 2012, the amount due Genovese was $510 and $661,510 respectively. The advances are non-interest bearing.

As of November 30, 2012 and August 31, 2012, the amount due Clayoquot Wilderness Resort, a company which Genovese is a principal, was $100,000 and $-0-, respectively. The advance is non-interest bearing.

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

On October 16, 2012, the Company issued 5,714,286 shares to Janst Limited at a purchase price of $0.07 per share for an investment of $400,000.

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

During the three months ended November 30, 2012 and 2011, the amount of the expense charged to operations for compensatory options granted in exchange for services was $-0- and $-0-, respectively.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees and non-employees of the Company. These options were granted in lieu of cash compensation for services performed.

	Shares	Weighted Average Exercise Price

Outstanding, September 1, 2012	-0-	$-0-

Granted	-	-

Expired/Cancelled	-	-

Exercised	-	-

Outstanding, period ended November 30, 2012	-0-	$-0-

Exercisable at November 30, 2012	-0-	$-0-

Stock Warrants

During the three months ended November 30, 2012, the Company issued no warrants in connection with the sales of common stock and conversion of debt into common stock.

	Warrants	Weighted Average Exercise Price

Outstanding, September 1, 2012	32,440,625	$0.18

Granted	-0-	$-0-

Expired/Cancelled	-0-	$-0-

Exercised

Outstanding, period ended November 30, 2012	32,440,625	$0.18

Exercisable, period ended November 30, 2012	32,440,625	$0.18

	Warrants Outstanding			Warrants Exercisable
Year	Exercise Price	Number of Warrants Outstanding	Weighted Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
2008	$2.00	100,000	0.40	100,000	2.00
2009	0.15	*10,000,000	0.17	10,000,000	0.15
2009	0.15	*2,500,000	0.23	2,500,000	0.15
2009	0.15	*500,000	0.25	500,000	0.15
2009	0.15	*1,700,000	0.39	1,700,000	0.15
2009	0.15	*150,000	0.41	150,000	0.15
2009	0.15	*50,000	0.43	50,000	0.15
2009	0.15	*50,000	0.50	50,000	0.15
2009	0.15	*500,000	0.72	500,000	0.15
2009	0.15	*2,050,000	0.72	2,050,000	0.15
2011	0.30	6,600,625	3.00	6,600,625	0.30
2011	0.30	500,000	3.10	500,000	0.30
2011	0.10	6,840,000	3.50	6,840,000	0.10
2011	0.10	500,000	3.61	500,000	0.10
2012	0.25	400,000	3.96	400,000	0.25
Total		32,440,625		32,440,625

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

The Company has not made provision for income taxes in the three months ended November 30, 2012 and 2011, respectively, since the Company has the benefit of net operating losses carried forward in these periods.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Consulting Agreement

Effective September 1, 2010, the Company entered into a consulting agreement with, L.A. Dreamline II, LLC, a marketing consultant (a related party), for a monthly consulting fee of $15,000. The consulting agreement is for a term of 25 months. For the three months ended November 30, 2012 and 2011, the Company paid the related party $45,000 and $45,000, respectively.

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

NOTE 13 – SUBSEQUENT EVENTS

On December 24, 2012 the Company entered into a Promissory Note with a private party whereby the Company received a loan for $75,000. The note has a repayment date of December 23, 2013 and bears an interest rate of 10% per annum.

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

Results of Operations

Three Months Ended November 30, 2012 and 2011

We had a net loss of $469,774 for the three months ended November 30, 2012 compared to a net loss of $344,902 for the three months ended November 30, 2011.

Operating Expenses:  Operating expenses were $469,774 and $344,902 for the three months ended November 30, 2012 and 2011, respectively.  The increase of $124,872 was primarily due to an increase in salaries and wages.

Other income (expense):  Other income (expense) was $-0- for the three months ended November 30, 2012 and November 30, 2011.

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

Liquidity and Capital Resources

As of November 30, 2012, we had a stockholders deficit of $414,451 and a working capital deficit of $414,461. At November 30, 2012, total assets decreased to $197,505, from total assets of $275,537 at August 31, 2012. The decrease is primarily due to the loss from operations resulting in a lower cash position at November 30, 2012.

Net cash used in operating activities was $472,494 and $347,395 for the three months ended November 30, 2012 and 2011, respectively. The increase of $125,099 in cash used by operating activities was primarily due to the increase in operating expenditures, including legal and accounting costs. Net cash used in investing activities was $3,115 and $19,953 for the three months ended November 30, 2012 and 2011, respectively.  Investing activities for the three months ended November 30, 2012 were attributable to the purchase of computers and office equipment.  Net cash provided by financing activities was $400,000 and $365,000 for the three months ended November 30, 2012 and 2011, respectively. During the three months ended November 30, 2012, the Company received proceeds of $400,000 from the sale of common stock, and Richard Genovese, a Director of the Company ("Genovese" ), converted $661,000 of debt owed to him into 6,610,000 common shares at a conversion price per share of $0.10 per share.  As of November 30, 2012 and August 31, 2012, the amount due Genovese was $510 and $661,510 respectively. The advances are non-interest bearing.

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

The Company has suffered recurring losses from operations and has an accumulated deficit of $17,192,167 at November 30, 2012. Primarily as a result of our recurring losses and our lack of liquidity, the Company has received a report from our independent auditors that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. We have delayed payment of a substantial amount of accounts payable and accrued expenses and reduced our expenses to a minimum level. Our existing cash and cash equivalents will not be sufficient to fund our operations. Unless we receive liquidity from new purchase orders, obtain additional capital, loans or sell or license assets, we may be required to seek to reorganize our business or discontinue operations and liquidate our assets. There can be no assurance that the Company will be able to secure sufficient financing or on terms acceptable to the Company. If additional funds are raised through the issuance of equity securities, the percentage ownership of our current stockholders is likely to or will be reduced.

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

Commitments and Contractual Obligations

We did not have any commitments or contingencies as at November 30, 2012.

Off-Balance Sheet Arrangements

As of November 30, 2012, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

As of November 30, 2012, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

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

LYYNKS INC. (Registrant)

Date: January 14, 2013	By: /s/ ROBERT ROSNER Robert Rosner
President, Chief Executive and Chief Financial Officer