Form 10-Q
period 2013-02-28
Lyynks Inc.
filed 2013-04-22
CIK 1200528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the quarterly period ended February 28, 2013
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 68,580,913 shares of $0.00001 par value common stock issued and outstanding as of April 18, 2013.

LYYNKS INC. AND SUBSIDIARY
(formerly En2go International, Inc.)
(a development stage company)
INDEX

			Page
Part I.	Financial Information

	Item 1.	Financial Statements	1

		Consolidated Balance Sheets as of February 28, 2013 and August 31, 2012 (unaudited)	2

		Consolidated Statements of Operations for the Six and Three Months Ended February 28, 2013 and February 29, 2012, and for the period from inception (January 31 , 2007) through February 28, 2013 (unaudited)	3

		Consolidated Statements of Stockholders' Deficiency for the Period Ended February 28, 2013 (unaudited)	4

		Consolidated Statements of Cash Flows for the six months ended February 28, 2013 and February 29, 2012, and for the period from inception (January 31, 2007) through February 28, 2013 (unaudited)	6

		Notes to Unaudited Consolidated Financial Statements	7

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

	Item 4.	Controls and Procedures	21

Part II.	Other Information		22

	Item 1.	Legal Proceedings	22

	Item 6.	Exhibits	22

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

The results of operations for the six months ended February 28, 2013 are not necessarily indicative of the results for the entire fiscal year or for any other period.

LYYNKS INC. AND SUBSIDIARY
(Formerly En2go International, Inc. and Subsidiary)
(a development stage company)
Consolidated Balance Sheets
(Unaudited)

	February 28,	August 31,
	2013	2012
ASSETS
Current Assets:
Cash	$124,854	$237,165

Property and equipment - net	32,860	38,372
Total Assets	$157,714	$275,537

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$528,847	$500,211
Accrued expenses	13,224	19,493
Due to related parties	250,510	761,510
Total Current Liabilities	792,581	1,281,214

Commitments and Contingencies

Stockholders' Deficiency:
Common stock, $.00001 par value, 1,000,000,000 shares authorized, 66,580,912 and 54,256,626 shares issued and outstanding at February 28, 2013 and August 31, 2012, respectively	666	544
Capital in excess of par value	16,777,500	15,716,622
Deficit accumulated during the development stage	(17,713,033)	(16,722,843)
Deposit on shares to be issued	300,000	-
Total Stockholders' Deficiency	(634,867)	(1,005,677)

Total Liabilities and Stockholders' Deficiency	$157,714	$275,537

See notes to unaudited consolidated financial statements.

LYYNKS INC. AND SUBSIDIARY
(a development stage company)
Consolidated Statements of Operations
(Unaudited)

					Period from
					inception
					(January 31, 2007)
	For the Six Months Ended		For the Three Months Ended		through
	February 28,	February 29,	February 28,	February 29,	February 28,
	2013	2012	2013	2012	2013
Revenues	$-	$-	$-	$-	$-
Costs and Expenses:
General and administrative expenses	990,190	757,013	520,416	412,111	9,584,640
Stock issued for services	-	-	-	-	1,762,617
Non-cash compensation	-	-	-	-	3,990,692
Impairment loss	-	-	-	-	1,104,914
Total operating expenses	990,190	757,013	520,416	412,111	16,442,863

Loss from operations	(990,190)	(757,013)	(520,416)	(412,111)	(16,442,863)

Other Income (Expense):
Other income (primarily from the settlement of
prior liabiltities)	-	-	-	-	538,277
Interest expense	-	-	-	-	(212,314)
Interest expense on amortization of note discount	-	-	-	-	(1,605,133)
Gain on sale of equipment	-	-	-	-	9,000
Total other income (expense)	-	-	-	-	(1,270,170)

Loss before provision for income taxes	(990,190)	(757,013)	(520,416)	(412,111)	(17,713,033)

Provision for income taxes	-	-	-	-	-

Net loss	$(990,190)	$(757,013)	$(520,416)	$(412,111)	$(17,713,033)

Net loss per share of common stock -
Basic and diluted	$(0.02)	$(0.02)	$(0.01)	$(0.00)

Weighted Average Shares Outstanding -
Basic and diluted	63,962,427	45,542,980	66,580,912	50,030,080

See notes to unaudited consolidated financial statements.

LYYNKS INC. AND SUBSIDIARY
(a development stage company)
Consolidated Statements of Stockholders' Deficiency
(Unaudited)
					Deficit
					Accumulated	Deposit	Total
			Capital in		During	On SharesT	Stockholders'
	Common	Stock	Excess of	Subscription	Development	To Be	Equity
	Shares	Amount	Par Value	Receivable	Stage	issued	(Deficiency)
Balance - August 31, 2007	4,980,460	50	$999,950	$-	$(602,659)		$397,341

Issuance of options and
warrants issued for services rendered	-	-	3,686,768	-	-	-	3,686,768

Common stock issued for
$10.00 per share in January 2008	135,000	1	1,349,999	-	-	-	1,350,000

Offering costs on issuance of
common stock	-	-	(91,401)	-	-	-	(91,401)

Issuance of common stock
for services rendered	100,000	1	1,849,999	-	-	-	1,850,000

Issuance of common stock as
consideration for debt financing	16,600	-	144,600	(6,400)	-	-	138,200

Net loss for the year ended
August 31, 2008	-	-	-	-	(7,830,062)	-	(7,830,062)

Balance - August 31, 2008	5,232,060	52	7,939,915	(6,400)	(8,432,721)	-	(499,154)

Common stock and warrants issued
for $1.50 per unit in
October 2008	100,000	1	149,999	-	-	-	150,000

Common stock issued
for services rendered in October 2008	30,000	-	63,000	-	-	-	63,000

Common stock issued for services
in November 2008	5,000	-	14,000	-	-	-	14,000

Common stock issued in
consideration of debt financing -
Sept - April 2009	71,940	1	174,999	-	-	-	175,000

Common stock issued
for $2.00 per share in May 2009	75,000	1	149,999	-	-	-	150,000

Discount on notes payable
net of amortization	-	-	1,593,729	-	-	-	1,593,729

Interest and stock based
compensation	-	-	133,141	6,400	-	-	139,541

Net loss for the year ended
August 31, 2009	-	-	-	-	(2,983,660)	-	(2,983,660)

Balance - August 31, 2009	5,514,000	55	10,218,782	-	(11,416,381)	-	(1,197,544)

See notes to unaudited consolidated financial statements.

LYYNKS INC. AND SUBSIDIARY
(a development stage company)
Consolidated Statements of Stockholders' Deficiency
(Unaudited)
(Continued)
					Deficit
					Accumulated	Deposit	Total
			Capital in		During	On Shares	Stockholders'
	Common	Stock	Excess of	Subscription	Development	To Be	Equity
	Shares	Amount	Par Value	Receivable	Stage	Issued	(Deficiency)
Issuance of common stock upon
conversion of convertible debt	17,500,000	175	1,749,825	-	-	-	1,750,000

Sale of common stock	1,000,002	10	349,990	-	-	-	350,000

Issuance of common stock as
consideration for payment of
accounts payable	202,000	2	96,201	-	-	-	96,203

Net loss for the year ended
August 31, 2010	-	-	-	-	(3,089,142)	-	(3,089,142)

Balance - August 31, 2010	24,216,002	242	12,414,798	-	(14,505,523)	-	(2,090,483)

Issuance of common stock upon
conversion of convertible debt	11,090,625	111	897,232		-	-	897,343

Sale of common stock	3,350,000	34	353,465		-	-	353,499

Allocation of sale of common stock and
conversion of debt to
warrants issued	-	-	536,284	-	-	-	536,284

Net loss for the year ended
August 31, 2011	-	-	-	-	(529,706)	-	(529,706)

Balance - August 31, 2011	38,656,627	387	14,201,779	-	(15,035,229)	-	(833,063)

Issuance of common stock upon
conversion of convertible debt	7,933,333	79	594,921	-	-	-	595,000

Sale of common stock	7,666,666	78	855,722	-	-	-	855,800

Allocation of sale of common stock	-
to warrants issued			64,200	-	-	-	64,200

Net loss for the year ended
August 31, 2012	-	-	-	-	(1,687,614)	-	(1,687,614)

Balance - August 31, 2012	54,256,626	544	15,716,622	-	(16,722,843)	-	(1,005,677)

Issuance of common stock upon
conversion of convertible debt	6,610,000	65	660,935	-	-	-	661,000

Sale of common stock	5,714,286	57	399,943	-	-	-	400,000

Deposit on shares to be issued	-	-	-	-	-	300,000	300,000

Net loss for the six months
ended February 28, 2013	-	-	-	-	(990,190)	-	(990,190)

Balance - February 28, 2013	66,580,912	$666	$16,777,500	$-	$(17,713,033)	$300,000	$(634,867)

See notes to unaudited consolidated financial statements.

LYYNKS INC. AND SUBSIDIARY
(a development stage company)
Consolidated Statements of Cash Flows
(Unaudited)
			Period from
			inception
			(January 31, 2007)
	For the Six Months Ended		through
	February 28,	February 29,	February 28,
	2013	2012	2013
Cash Flows From Operating Activities:
Net loss	$(990,190)	$757,013	$(17,713,033)

Adjustments to reconcile net loss to net cash used in operating activities:
Debt financing costs	-	-	1,906,933
Depreciation expense	11,357	9,876	182,677
Impairment loss	-	-	1,104,917
Options, warrants and common stock issued for services rendered	-	-	5,753,309
Gain on settlement of prior liabilties	-	-	(508,457)
Gain on sale of equipment	-	-	(9,000)

Changes in operating assets and liabilities:
Accounts payable	28,636	(48,810)	1,138,005
Accrued expense	(6,269)	17,050	83,349
Net cash used in operating activities	(956,466)	735,129	(8,061,300)

Cash Flows From Investing Activities:
Purchase of property and equipment	(5,845)	(27,325)	(253,235)
Software development	-	-	(1,109,417)

Net cash used in investing activities	(5,845)	(27,325)	(1,362,652)

Cash Flows From Financing Activities:
Proceeds from related parties	150,000	585,000	2,768,510
Proceeds from sale of equipment	-	-	46,697
Proceeds from issuance of notes payable		-	2,600,000
Repayment of notes payable		-	(500,000)
Proceeds from issuance of common stock and warrants, net of offering costs	400,000	300,000	4,333,599
Deposit on shares to be issued	300,000	-	300,000
Net cash provided by financing acitivities	850,000	885,000	9,548,806

Net increase (decrease) in cash	(112,311)	1,592,804	124,854
Cash beginning of period	237,165	33,648	-
Cash end of period	$124,854	$1,626,452	$124,854

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	-	-

Common stock and warrants issued for payment of accounts payable	$-	$70,125	$166,325

Common stock and warrants issued upon conversion of covertible debt
and related party debt	$661,000	$-	$661,000

See notes to unaudited consolidated financial statements.

Lyynks Inc. and Subsidiary
(a development stage company)
Notes to Unaudited Consolidated Financial Statements
As of and for the Six Months Ended February 28, 2013

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

The consolidated balance sheet as of February 28, 2013 and the consolidated statements of operations, stockholders' deficiency and cash flows for the periods presented have been prepared by Lyynks Inc. (the "Company" or "Lyynks") and are unaudited.  In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows for all periods presented have been made.  The information for the consolidated balance sheet as of August 31, 2012 was derived from audited financial statements.

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

Basis of Presentation and Going Concern

Our consolidated financial statements have been prepared assuming that we will continue as a going concern.  However, we have sustained losses and as of February 28, 2013, we have no revenues and have a net working capital deficiency and a negative cash flow from operations.  These conditions, among others, give rise to substantial doubt about our ability to continue as a going concern.  Management is continuing to seek additional equity capital.  Until such time as we are operating profitably, we anticipate our working capital needs will be funded with proceeds from equity and debt financing.  Management believes these steps will provide us with adequate funds to sustain our continued existence.  There is, however, no assurance that the steps taken by management will meet all of our needs or that we will continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Development Stage Activities

Since inception the Company has not yet generated significant revenues and has been defining its business operations and raising capital.  All of our operating results and cash flows reported in the accompanying consolidated financial statements from January 31, 2007 through February 28, 2013 are considered to be those related to development stage activities and represent the cumulative from inception amounts from our development stage activities required to be reported pursuant to Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 915, “Development Stage Enterprises”.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are summarized in Note 2 of the Company’s Annual Report on Form 10-K for the year ended August 31, 2012.  There were no significant changes to these accounting policies during the six months ended February 28, 2013 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

NOTE 3 – SETTLEMENT OF PRIOR LIABILITIES

We have settled certain payables to reflect the acceptance by these creditors of lesser amounts. Accordingly, amounts accrued with respect to these account holders have been reduced to $-0- from $538,457, and we have recognized other income in that amount in the consolidated statement of operations for the period from inception (January 31, 2007) through February 28, 2013.  No settlements were recognized for the six months ended February 28, 2013 and February 29, 2012.

NOTE 4 –FAIR VALUE MEASUREMENTS

The Company utilizes the accounting guidance for fair value measurements and disclosures for all financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis during the reporting period. The fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability. ASC 820, “Fair Value Measurements and Disclosures” establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers are defined as follows:

Level 1 – Observable inputs such as quoted market prices in active markets

Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable

Level 3 – Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions

As of February 28, 2013, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of cash and cash equivalents.  The fair value of the cash and cash equivalents is determined based on quoted market prices in public markets and is categorized as Level 1.    The Company does not have any financial assets measured at fair value on a recurring basis as Level 2 or Level 3.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of February 28, 2013 and August 31, 2012.

	Fair Value Measurements Using
	Quoted Prices	Significant Other	Significant Other
	in Active Market	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
February 28, 2013
Cash and cash equivalents	$124,854	$-	$-
Total	$124,854	$-	$-

August 31, 2012
Cash and cash equivalents	$237,165	$-	$-
Total	$237,165	$-	$-

There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring basis during the six months ended February 28, 2013 and the Company did not have any financial liabilities as of February 28, 2013. The Company has other financial instruments, such as advances and other receivables, accounts payable and other liabilities, notes payable and other assets, which have been excluded from the table above. Due to the short-term nature of these instruments, the carrying value of advances and other receivables, accounts payable and other liabilities, notes payable and other assets approximate their fair values.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	February 28, 2013	August 31, 2012
Equipment	$70,733	$64,888
Accumulated depreciation	37,873	26,516
	$32,860	$38,372

Depreciation expense for the six months ended February 28, 2013 and February 29, 2012 was $11,357 and $9,876, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the six months ended February 28, 2013, Richard Genovese, a Director of the Company ("Genovese"), converted $661,000 of debt owed to him into 6,610,000 common shares at a conversion price per share of $0.10.

During the six months ended February 28, 2013, Janst Limited, an affiliate of the Company (“Janst”), entered into a subscription agreement to purchase 5,714,286 shares of our common stock at $0.07 per share for an aggregate investment in the Company of $400,000.

As of February 28, 2013 and August 31, 2012, the amount due Genovese was $510 and $661,510 respectively. The advances are non-interest bearing.

As of February 28, 2013 and August 31, 2012, the amount due Clayoquot Wilderness Resort, a company which Genovese is a principal, was $100,000 and $-0-, respectively.  The advance is non-interest bearing.

During the six months ended February 28, 2013 Richard Genovese deposited $300,000 with the Company for the exercise of 2,000,000 warrants at $0.15. The Company plans to issue the shares issuable as a result of exercise of these warrants in the current fiscal quarter.

During the three months ended February 28, 2013, Janspec Holdings Limited, a shareholder of the Company, made advances to the Company of $75,000 and $75,000, evidenced by one year 10% notes of the Company, due December 23, 2013 and January 13, 2014.

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

NOTE 8 - COMMON STOCK

Effective December 7, 2011 the Company filed an amendment to its Articles of Incorporation (1) to increase our authorized Common Stock from 90,000,000 shares to 1,000,000,000 shares and (2) to authorize a new class of 10,000,000 shares of Preferred Stock with authority for our Board of Directors to issue one or more series of the preferred stock with such designations, rights, preferences, limitations and/or restrictions as it should determine by vote of a majority of such directors. As of February 28, 2013, no shares of preferred stock have been issued.

The Company has authorized 1,000,000,000 shares of common stock with a par value of $.00001 per share.  At February 28, 2013 and August 31, 2012, the Company had 66,580,912 and 54,256,626 shares of common stock issued and outstanding, respectively.

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

In October 2008, we entered into an agreement with Euro Trend Trader, Inc. (“ETT”) to provide investor relations and public relations.  We agreed to pay ETT $5,000 start up fees and $3,000 per month thereafter. Additionally, we issued ETT 20,000 shares of our common stock for coverage of the Company by a registered market maker and an additional 10,000 for investor relations services.

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

On August 8, 2012, we entered into a subscription agreement with a private investor. The investor purchased 3,000,000 shares of our common stock for an aggregate investment in the Company of $300,000.. The fair value of the warrants issued in connection with the sale of common stock during the year ended August 31, 2012 was $64,200.  The fair value of the warrants was estimated using the Black Scholes pricing method.

On October 16, 2012, the Company issued 5,714,286 shares to Janst Limited at a purchase price of $0.07 per share for an investment of $400,000.

During the six months ended February 28, 2013 Richard Genovese deposited $300,000 with the Company for the exercise of 2,000,000 warrants at $0.15. The Company plans to issue the shares issuable as a result of exercise of these warrants in the current fiscal quarter.

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

During the six months ended February 28, 2013 and February 29, 2012, the amount of the expense charged to operations for compensatory options granted in exchange for services was $-0- and $-0-, respectively.

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

Stock Warrants

During the six months ended February 28, 2013, the Company issued no warrants in connection with the sales of common stock and conversion of debt into common stock.

	Warrants	Weighted Average Exercise Price

Outstanding, September 1, 2012	32,440,625	$0.18

Granted	-0-	$-0-

Expired/Cancelled	-0-	$-0-

Exercised

Outstanding, period ended February 28, 2013	32,440,625	$0.18

Exercisable, period ended February 28, 2013	32,440,625	$0.18

	Warrants Outstanding			Warrants Exercisable
Year	Exercise Price	Number of Warrants Outstanding	Weighted Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
2008	$2.00	100,000	0.15	100,000	2.00
2009	0.15	*10,000,000	0.92	10,000,000	0.15
2009	0.15	*2,500,000	0.97	2,500,000	0.15
2009	0.15	*500,000	1.00	500,000	0.15
2009	0.15	*1,700,000	1.14	1,700,000	0.15
2009	0.15	*150,000	1.16	150,000	0.15
2009	0.15	*50,000	1.18	50,000	0.15
2009	0.15	*50,000	1.20	50,000	0.15
2009	0.15	*500,000	1.47	500,000	0.15
2009	0.15	*2,050,000	1.47	2,050,000	0.15
2011	0.30	6,600,625	2.75	6,600,625	0.30
2011	0.30	500,000	2.85	500,000	0.30
2011	0.10	6,840,000	3.25	6,840,000	0.10
2011	0.10	500,000	3.36	500,000	0.10
2012	0.25	400,000	3.71	400,000	0.25
Total		32,440,625		32,440,625

As of February 28, 2013, 1,000,002 of the Company's issued and outstanding warrants have expired.

* The 17,500,000 warrants (“2009 Warrants”) issued in conjunction with the 2009 Convertible Debentures are subject to an anti-dilution provision that states that each of the 2009 Warrants is exercisable into one common share at $0.15 per share for a period of three years commencing from the date of the issuance of the warrant certificate.   On January 30, 2013, the Company extended respective exercise dates of the 2009 Warrants for a second additional year from their original expiry dates.

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

The Company has not made provision for income taxes in the six months ended February 28, 2013 and February 29, 2012, respectively, since the Company has the benefit of net operating losses carried forward in these periods.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Consulting Agreement

Effective September 1, 2010, the Company entered into a consulting agreement with L.A. Dreamline II, LLC, a marketing consultant (a related party), for a monthly consulting fee of $15,000.  The consulting agreement is for a term of 25 months.  For the six months ended February 28, 2013 and February 29, 2012, the Company paid the related party $90,000 and $90,000, respectively.

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

Results of Operations

Six Months Ended February 28, 2013 and February 29, 2012

We had a net loss of $990,190 for the six months ended February 28, 2013 compared to a net loss of $757,013 for the six months ended February 29, 2012.

Operating Expenses:  Operating expenses were $990,190 and $757,013 for the six months ended February 28, 2013 and February 29, 2012, respectively.  The increase of $233,177 was primarily due to an increase in salaries and wages.

Other income (expense):  Other income (expense) was $-0- for the six months ended February 28, 2013 and February 29, 2012.

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

Liquidity and Capital Resources

As of February 28, 2013, we had a stockholders deficit of $634,867 and a working capital deficit in the same amount. At February 28, 2013, total assets decreased to $157,714, from total assets of $275,537 at August 31, 2012. The decrease is primarily due to the loss from operations resulting in a lower cash position at February 28, 2013.

Net cash used in operating activities was $956,466 and $778,897 for the six months ended February 28, 2013 and February 29, 2012, respectively. The increase of $177,569 in cash used by operating activities was primarily due to the increase in operating expenditures, including legal and accounting costs. Net cash used in investing activities was $5,845 and $27,325 for the six months ended February 28, 2013 and February 29, 2012, respectively.  Investing activities for the six months ended February 28, 2013 were attributable to the purchase of computers and office equipment.  Net cash provided by financing activities was $850,000 and $885,000 for the six months ended February 28, 2013 and February 29, 2012, respectively. During the six months ended February 28, 2013, the Company received advances from related parties of $150,000, proceeds of $400,000 from the sale of common stock and warrants, and Richard Genovese, a Director of the Company ("Genovese" ), converted $300,000 of debt owed to him as a deposit on 2,000,000 common shares to be issued upon the exercise of warrants held by Genovese at an exercise price per share of $0.15 per share.  As of February 28, 2013 and August 31, 2012, the amounts of advances due Genovese were $510 and $661,510 respectively. The advances are non-interest bearing.

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

The Company has suffered recurring losses from operations and has an accumulated deficit of $17,713,033 at February 28, 2013. Primarily as a result of our recurring losses and our lack of liquidity, the Company has received a report from our independent auditors that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. We have delayed payment of a substantial amount of accounts payable and accrued expenses and reduced our expenses to a minimum level. Our existing cash and cash equivalents will not be sufficient to fund our operations. Unless we receive liquidity from new purchase orders, obtain additional capital, loans or sell or license assets, we may be required to seek to reorganize our business or discontinue operations and liquidate our assets. There can be no assurance that the Company will be able to secure sufficient financing or on terms acceptable to the Company. If additional funds are raised through the issuance of equity securities, the percentage ownership of our current stockholders is likely to or will be reduced.

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

Commitments and Contractual Obligations

We did not have any commitments or contingencies as at February 28, 2013.

Off-Balance Sheet Arrangements

As of February 28, 2013, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

As of February 28, 2013, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

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

LYYNKS INC. (Registrant)

Date: April 22, 2013	By: /s/ ROBERT ROSNER Robert Rosner
President, Chief Executive and Chief Financial Officer