Form 10-Q
period 2013-05-31
Lyynks Inc.
filed 2013-07-17
CIK 1200528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended May 31, 2013
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [   ]    No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 68,580,912 shares of $0.00001 par value common stock issued and outstanding as of July 15, 2013.

LYYNKS INC. AND SUBSIDIARY
(formerly En2go International, Inc.)
(a development stage company)
INDEX

Page
Part I. Financial Information	1

Item 1. Financial Statements	1

Consolidated Balance Sheets as of May 31, 2013 and August 31, 2012 (unaudited)	2

Consolidated Statements of Operations for the Nine and Three Months Ended May 31, 2013 and 2012 , and for the period from inception (January 31 , 2007) through May 31, 2013 (unaudited)	3

Consolidated Statements of Stockholders' Deficiency for the Period Ended May 31, 2013 (unaudited)	4

Consolidated Statements of Cash Flows for the nine months ended May 31, 2013 and 2012, and for the period from inception (January 31, 2007) through May 31, 2013 (unaudited)	6

Notes to Unaudited Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4. Controls and Procedures	19

Part II. Other Information	20

Item 1. Legal Proceedings	20

Item 6. Exhibits	20

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

    The results of operations for the nine months ended May 31, 2013 are not necessarily indicative of the results for the entire fiscal year or for any other period.

LYYNKS INC. AND SUBSIDIARY
(a development stage company)
Consolidated Balance Sheets
(Unaudited)

	May 31,	August 31,
	2013	2012

ASSETS
Current Assets:
Cash	$215,204	$237,165

Property and equipment - net	26,965	38,372
Software development costs	561,044	-
Total Assets	$803,213	$275,537

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$474,140	$500,211
Accrued expenses	15,010	19,493
Due to related parties	1,353,510	761,510
Total Current Liabilities	1,842,660	1,281,214

Commitments and Contingencies

Stockholders' Deficiency:
Common stock, $.00001 par value, 1,000,000,000 shares authorized, 68,580,912 and 54,256,626 shares issued and outstanding at May 31, 2013 and August 31, 2012, respectively	686	544
Capital in excess of par value	17,077,480	15,716,622
Deficit accumulated during the development stage	(18,117,613)	(16,722,843)
Total Stockholders' Deficiency	(1,039,447)	(1,005,677)

Total Liabilities and Stockholders' Deficiency	$803,213	$275,537

See notes to unaudited consolidated financial statements.

LYYNKS INC. AND SUBSIDIARY
(a development stage company)
Consolidated Statements of Operations
(Unaudited)

					Period from
					inception
					(January 31, 2007)
	For the Nine Months Ended		For the Three Months Ended		through
	May 31,		May 31,		May 31,
	2013	2012	2013	2012	2013
Revenues	$-	$-	$-	$-	$-
Costs and Expenses:
General and administrative expenses	1,387,426	1,270,395	397,236	513,382	9,981,876
Stock issued for services	-	-	-	-	1,762,617
Non-cash compensation	-	-	-	-	3,990,692
Impairment loss	-	-	-	-	1,104,914
Total operating expenses	1,387,426	1,270,395	397,236	513,382	16,840,099

Loss from operations	(1,387,426)	(1,270,395)	(397,236)	(513,382)	(16,840,099)

Other Income (Expense):
Other income (primarily from the settlement of
prior liabiltities)	-	-	-	-	538,277
Interest expense	(7,344)	-	(7,344)	-	(219,658)
Interest expense on amortization of note discount	-	-	-	-	(1,605,133)
Gain on sale of equipment	-	-	-	-	9,000
Total other income (expense)	(7,344)	-	(7,344)	-	(1,277,514)

Loss before provision for income taxes	(1,394,770)	(1,270,395)	(404,580)	(513,382)	(18,117,613)

Provision for income taxes	-	-	-	-	-

Net loss	$(1,394,770)	$(1,270,395)	$(404,580)	$(513,382)	$(18,117,613)

Net loss per share of common stock -
Basic and diluted	$(0.02)	$(0.03)	$(0.01)	$(0.01)

Weighted Average Shares Outstanding -
Basic and diluted	65,193,658	47,093,758	67,646,129	49,707,167

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

LYYNKS INC. AND SUBSIDIARY
(a development stage company)
Consolidated Statements of Stockholders' Deficiency
(Unaudited)
(Continued)
					Deficit
					Accumulated	Deposit	Total
			Capital in		During	On Shares	Stockholders'
	Common	Stock	Excess of	Subscription	Development	To Be	Equity
	Shares	Amount	Par Value	Receivable	Stage	Issued	(Deficiency)
Issuance of common stock upon
conversion of convertible debt	17,500,000	175	1,749,825	-	-	-	1,750,000

Sale of common stock	1,000,002	10	349,990	-	-	-	350,000

Issuance of common stock as
consideration for payment of
accounts payable	202,000	2	96,201	-	-	-	96,203

Net loss for the year ended
August 31, 2010	-	-	-	-	(3,089,142)	-	(3,089,142)

Balance - August 31, 2010	24,216,002	242	12,414,798	-	(14,505,523)	-	(2,090,483)

Issuance of common stock upon
conversion of convertible debt	11,090,625	111	897,232		-	-	897,343

Sale of common stock	3,350,000	34	353,465		-	-	353,499

Allocation of sale of common stock
and conversion of debt to warrants
issued	-	-	536,284	-	-	-	536,284

Net loss for the year ended
August 31, 2011	-	-	-	-	(529,706)	-	(529,706)

Balance - August 31, 2011	38,656,627	387	14,201,779	-	(15,035,229)	-	(833,063)

Issuance of common stock upon
conversion of convertible debt	7,933,333	79	594,921	-	-	-	595,000

Sale of common stock	7,666,666	78	855,722	-	-	-	855,800

Allocation of sale of common	-
stock to warrants issued			64,200	-	-	-	64,200

Net loss for the year ended
August 31, 2012	-	-	-	-	(1,687,614)	-	(1,687,614)

Balance - August 31, 2012	54,256,626	544	15,716,622	-	(16,722,843)	-	(1,005,677)

Issuance of common stock upon
conversion of convertible debt	6,610,000	65	660,925	-	-	-	661,000

Sale of common stock	5,714,286	57	399,943	-	-	-	400,000

Issuance of common stock upon the exercise of warrants	2,000,000	20	299,980	-	-	-	300,000

Net loss for the nine months ended
May 31, 2013	-	-	-	-	(1,394,770)	-	(1,394,770)

Balance - May 31, 2013	68,580,912	$686	$17,077,480	$-	$(18,117,613)	$-	$(1,039,447)

See notes to unaudited consolidated financial statements.

LYYNKS INC. AND SUBSIDIARY
(a development stage company)
Consolidated Statements of Cash Flows
(Unaudited)
			Period from
			inception
			(January 31, 2007)
	For the Nine Months Ended		through
	May 31,		May 31,
	2013	2012	2013
Cash Flows From Operating Activities:
Net loss	$(1,394,770)	$(1,270,395)	$(18,117,613)

Adjustments to reconcile net loss to net cash used in operating activities:
Debt financing costs	-	-	1,906,933
Depreciation expense	17,252	15,189	188,572
Impairment loss	-	-	1,104,917
Options, warrants and common stock issued for services rendered	-	-	5,753,309
Gain on settlement of prior liabilties	-	-	(508,457)
Gain on sale of equipment	-	-	(9,000)

Changes in operating assets and liabilities:
Accounts payable	(26,071)	(73,729)	1,083,298
Accrued expense	(4,483)	4,350	85,135
Net cash used in operating activities	(1,408,072)	(1,324,585)	(8,512,906)

Cash Flows From Investing Activities:
Purchase of property and equipment	(5,845)	(28,146)	(253,235)
Software development	(561,044)	-	(1,670,461)

Net cash used in investing activities	(566,889)	(28,146)	(1,923,696)

Cash Flows From Financing Activities:
Proceeds from related parties	1,553,000	725,000	4,171,510
Proceeds from sale of equipment	-	-	46,697
Proceeds from issuance of notes payable		-	2,600,000
Repayment of notes payable		-	(500,000)
Proceeds from issuance of common stock and warrants, net of offering costs	400,000	620,000	4,333,599
Net cash provided by financing acitivities	1,953,000	1,345,000	10,651,806

Net increase (decrease) in cash	(21,961)	(7,731)	215,204
Cash beginning of period	237,165	33,648	-
Cash end of period	$215,204	$25,917	$215,204

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	-	-

Common stock and warrants issued upon conversion of convertible debt
and related party debt	$661,000	$1,212,000	$6,800,044

See notes to unaudited consolidated financial statements.

Lyynks Inc. and Subsidiary
 (a development stage company)
Notes to Unaudited Consolidated Financial Statements
As of and for the Nine Months Ended May 31, 2013

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

The consolidated balance sheet as of May 31, 2013 and the consolidated statements of operations, stockholders' deficiency and cash flows for the periods presented have been prepared by Lyynks Inc. (the "Company" or "Lyynks") and are unaudited.  The consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows for all periods presented have been made.  The information for the consolidated balance sheet as of August 31, 2012 was derived from audited financial statements.

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

Basis of Presentation and Going Concern

Our consolidated financial statements have been prepared assuming that we will continue as a going concern.  However, we have sustained losses and as of May 31, 2013, we have no revenues and have a net working capital deficiency and a negative cash flow from operations.  These conditions, among others, give rise to substantial doubt about our ability to continue as a going concern.  Management is continuing to seek additional equity capital.  Until such time as we are operating profitably, we anticipate our working capital needs will be funded with proceeds from equity and debt financing.  Management believes these steps will provide us with adequate funds to sustain our continued existence.  There is, however, no assurance that the steps taken by management will meet all of our needs or that we will continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Development Stage Activities

Since inception the Company has not yet generated significant revenues and has been defining its business operations and raising capital.  All of our operating results and cash flows reported in the accompanying consolidated financial statements from January 31, 2007 through May 31, 2013 are considered to be those related to development stage activities and represent the cumulative from inception amounts from our development stage activities required to be reported pursuant to Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 915, “Development Stage Enterprises”.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are summarized in Note 2 of the Company’s Annual Report on Form 10-K for the year ended August 31, 2012.  There were no significant changes to these accounting policies during the nine months ended May 31, 2013 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

NOTE 3 – SETTLEMENT OF PRIOR LIABILITIES

We have settled certain payables to reflect the acceptance by these creditors of lesser amounts. Accordingly, amounts accrued with respect to these account holders have been reduced to $-0- from $538,457, and we have recognized other income in that amount in the consolidated statement of operations for the period from inception (January 31, 2007) through May 31, 2013.  No settlements were recognized for the nine months ended May 31, 2013 and 2012.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	May 31, 2013	August 31, 2012
Equipment	$70,733	$64,888
Accumulated depreciation	43,768	26,516
	$26,965	$38,372

Depreciation expense for the nine months ended May 31, 2013 and 2011 was $17,252 and $15,189, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the nine months ended May 31, 2013, Richard Genovese, a Director of the Company ("Genovese"), converted $661,000 of debt owed to him into 6,610,000 common shares at a conversion price per share of $0.10.

During the nine months ended May 31, 2013, Janst Limited, an affiliate of the Company (“Janst”), entered into a subscription agreement to purchase 5,714,287 shares of our common stock at $0.07 per share for an aggregate investment in the Company of $400,000.

As of May 31, 2013 and August 31, 2012, the amount due Genovese was $461,510 and $661,510 respectively. The advances are non-interest bearing.

As of May 31, 2013 and August 31, 2012, the amount due Clayoquot Wilderness Resort, a company which Genovese is a principal, was $100,000 and $-0-, respectively.  The advance is non-interest bearing.

During the nine months ended May 31, 2013, Richard Genovese exercised 2,000,000 warrants at $0.15 for an aggregate amount of $300,000.

During the nine months ended May 31, 2013, Janspec Holdings Limited and affiliated companies, a shareholder of the Company, made advances to the Company of $792,000, evidenced by one year 10% notes of the Company, due December 23, 2013 through May 30, 2014.

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

NOTE 7 - COMMON STOCK

Effective December 7, 2011 the Company filed an amendment to its Articles of Incorporation (1) to increase our authorized Common Stock from 90,000,000 shares to 1,000,000,000 shares and (2) to authorize a new class of 10,000,000 shares of Preferred Stock with authority for our Board of Directors to issue one or more series of the preferred stock with such designations, rights, preferences, limitations and/or restrictions as it should determine by vote of a majority of such directors. As of May 31, 2013, no shares of preferred stock have been issued.

The Company has authorized 1,000,000,000 shares of common stock with a par value of $.00001 per share.  At May 31, 2013 and August 31, 2012, the Company had 68,580,912 and 54,256,626 shares of common stock issued and outstanding, respectively.

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

On January 22, 2008, the Company completed a private placement of 135,000 shares of its common stock at a purchase price of $10.00 per share to persons who were not “U.S. Persons” within the meaning of Regulation S. The Company received gross proceeds from the placement of $1,350,000 and net proceeds of approximately $1,258,600 after deducting $30,000 in placement fees paid to registered investment dealers in Canada and other offering costs.

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

On October 30, 2009 we entered into a subscription agreement with Janspec Holdings Limited, pursuant to which Janspec purchased 428,572 common shares and 428,572 warrants with an exercise price of $0.60 for $150,000.

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

On December 13, 2010, we entered into a subscription agreement with Musgrave Investments Ltd., pursuant to which Musgrave purchased 500,000 shares of our common stock and 500,000 warrants with an exercise price of $.30 for $100,000

On May 6, 2011, we entered into a subscription agreement with Richard Genovese, pursuant to which Mr. Genovese purchased 600,000 shares of our common stock and 600,000 warrants with an exercise price of $.10 for $30,000.

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

During the nine months ended May 31, 2013 Richard Genovese exercised 2,000,000 warrants at $0.15 and converted $661,000 of debt owed to him into 6,610,000 common shares at a conversion price per share of $0.10.

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

During the nine months ended May 31, 2013 and 2012, the amount of the expense charged to operations for compensatory options granted in exchange for services was $-0- and $-0-, respectively.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees and non-employees of the Company. These options were granted in lieu of cash compensation for services performed.

	Shares	Weighted Average Exercise Price

Outstanding, September 1, 2012	-0-	$-0-

Granted	-	-

Expired/Cancelled	-	-

Exercised	-	-

Outstanding, period ended May 31, 2013	-0-	$-0-

Exercisable at May 31, 2013	-0-	$-0-

Stock Warrants

During the nine months ended May 31, 2013, the Company issued no warrants in connection with the sales of common stock and conversion of debt into common stock.

	Warrants	Weighted Average Exercise Price

Outstanding, September 1, 2012	32,440,625	$0.18

Granted	-0-	-0-

Expired/Cancelled	-0-	-0-

Exercised	2,000,000	$0.15

Outstanding, period ended May 31, 2013	30,440,625	$0.18

Exercisable, period ended May 31, 2013	30,440,625	$0.18

	Warrants Outstanding			Warrants Exercisable
Year	Exercise Price	Number of Warrants Outstanding	Weighted Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
2008	$2.00	100,000	0.15	100,000	2.00
2009	0.15	*8,000,000	0.67	8,000,000	0.15
2009	0.15	*2,500,000	0.72	2,500,000	0.15
2009	0.15	*500,000	0.75	500,000	0.15
2009	0.15	*1,700,000	0.89	1,700,000	0.15
2009	0.15	*150,000	0.91	150,000	0.15
2009	0.15	*50,000	0.93	50,000	0.15
2009	0.15	*50,000	0.95	50,000	0.15
2009	0.15	*500,000	1.22	500,000	0.15
2009	0.15	*2,050,000	1.22	2,050,000	0.15
2011	0.30	6,600,625	2.50	6,600,625	0.30
2011	0.30	500,000	2.60	500,000	0.30
2011	0.10	6,840,000	3.00	6,840,000	0.10
2011	0.10	500,000	3.11	500,000	0.10
2012	0.25	400,000	3.46	400,000	0.25
Total		30,440,625		30,440,625

As of May 31, 2013, 1,000,002 of the Company's issued and outstanding warrants have expired.

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

NOTE 9 - INCOME TAXES

The Company adopted the provisions of ASC 740, “Income Taxes” (“ASC 740”).  As a result of the implementation of ASC 740, the Company recognized no adjustment in the net liability for unrecognized income tax benefits.  The Company believes there are no potential uncertain tax positions and all tax returns are correct as filed.  Should the Company recognize a liability for uncertain tax positions; the Company will separately recognize the liability for uncertain tax positions on its balance sheet.  Included in any liability for uncertain tax positions, the Company will also record a liability for interest and penalties.  The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of the current provision for income taxes.

Substantial changes in the company’s ownership have occurred, and therefore there is an annual limitation of the amount of Parent’s pre-acquisition net operating loss carryforward which can be utilized.  Accordingly, only the post-acquisition net operating loss carryforward has been included for Parent.

The Company has not made provision for income taxes in the nine months ended May 31, 2013 and 2012, respectively, since the Company has the benefit of net operating losses carried forward in these periods.

NOTE 10 – INTANGIBLE ASSETS

Purchased software is measured at cost less accumulated amortization. Expenditures on internally developed software is capitalized when the expenditure qualifies as development activities; otherwise it is recognized in the statement of operations when incurred.

Intangible assets with a finite life are amortized using the straight-line method over their estimated useful lives. Software and capitalized development costs related to technology are amortized over five years.

As of May 31, 2013, the Company capitalized $561,044 of software development costs incurred under a Software Development Agreement entered into in January 2013.  Amortization will be recorded beginning in the subsequent quarter.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Consulting Agreement

Effective September 1, 2010, the Company entered into a consulting agreement with, L.A. Dreamline II, LLC, a marketing consultant (a related party), for a monthly consulting fee of $15,000.  The consulting agreement is for a term of 25 months.  For the nine months ended May 31, 2013 and 2012, the Company paid the related party $135,000 and $135,000, respectively.

Software Maintenance Agreement

Under a Software Maintenance Agreement entered into in June 2013 with the software developer under the January 2013 Software Development Agreement, the Company agreed to a software maintenance fee of $62,640 per month for the six months July 1 through December 31, 2013.

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

Intangible assets with a finite life are amortized using the straight-line method over their estimated useful lives. Software and capitalized development costs related to technology are amortized over five years. Purchased software is measured at cost less accumulated amortization.  Expenditures on internally developed software are capitalized in the statement of operations when incurred.  As of May 31, 2013, the Company capitalized $561,044 of software costs and amortization will be recorded beginning in the subsequent quarter.

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

Results of Operations

Nine Months Ended May 31, 2013 and 2012

We had a net loss of $1,394,770 for the nine months ended May 31, 2013 compared to a net loss of $1,270,395 for the nine months ended May 31, 2012.

Operating Expenses:  Operating expenses were $1,387,426 and $1,270,395 for the nine months ended May 31, 2013 and 2012, respectively.  The increase of $124,375 was primarily due to an increase in operating expenses, including salaries and wages.

Other income (expense):  Other income (expense) was $(7,344) and $-0- for the nine months ended May 31, 2013 and May 31, 2012, respectively, due to the Company having incurred interest expense of $7,344 in 2013 as compared to $-0- in 2012.

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

Liquidity and Capital Resources

As of May 31, 2013, we had a stockholders deficit of $1,039,447 and a working capital deficit of $1,627,456. At May 31, 2013, total assets increased to $803,213, from total assets of $275,537 at August 31, 2012. The increase is primarily due to the capitalization of software costs incurred in the three month period ended May 31, 2013, resulting in the addition of software development costs in the amount of $561,044 to the balance sheet assets at May 31, 2013.

Net cash used in operating activities was $1,408,072 and $1,324,585 for the nine months ended May 31, 2013 and 2012, respectively. The increase of $207,862 in cash used by operating activities was primarily due to the increase in operating expenditures, including salaries and wages. Net cash used in investing activities was $566,889 and $28,146 for the nine months ended May 31, 2013 and 2012, respectively.  Cash used in investing activities in the nine months ended May 31, 2013 was $566,889 for the nine months ended May 31, 2013, including $561,044 of capitalized software development costs, and purchases of equipment of $5,845, as compared with cash used in investing activities in 2012 of $28,146, attributable to the purchase of computers and office equipment.  Net cash provided by financing activities was $1,953,000 and $1,345,000 for the nine months ended May 31, 2013 and 2012, respectively. During the nine months ended May 31, 2013, the Company received advances from related parties of $1,253,000, proceeds of $400,000 from the sale of common stock and warrants, and Richard Genovese, a Director of the Company ("Genovese") exercised warrants to purchase 2,000,000 shares of common stock at an exercise price of $.15 per share.  As of May 31, 2013 and August 31, 2012, the amounts of advances due Genovese were $461,510 and $661,510, respectively. In the nine months ended May 31, 2013, Clayoquot Wilderness Resort Ltd. (“Clayoquot”), a company controlled by Genovese, made an advance of $100,000 to the Company. The Genovese advances, and the Clayoquot advance, are non-interest bearing. During the period December 24, 2012 to May 31, 2013, Janspec Holdings Limited (“Janspec”), a shareholder of the Company, and a Janspec related company made advances to the Company aggregating $792,000, each advance evidenced by a one year 10% note of the Company.

 We are a development stage company. We have successfully developed our core product and are currently in the product completion stage. The diversity of our products, the competitive entertainment industry, lack of liquidity and the current economic downturn, make it difficult for us to project our near-term results of operations. These conditions could further impact our business and have an adverse effect on our financial position, results of operations and/or cash flows.

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

The Company has suffered recurring losses from operations and has an accumulated deficit of $18,117,613 at May 31, 2013. Primarily as a result of our recurring losses and our lack of liquidity, the Company has received a report from our independent auditors that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. We have delayed payment of a substantial amount of accounts payable and accrued expenses and reduced our expenses to a minimum level. Our existing cash and cash equivalents will not be sufficient to fund our operations. Unless we obtain additional capital, loans or sell or license assets, we may be required to seek to reorganize our business or discontinue operations and liquidate our assets. There can be no assurance that the Company will be able to secure sufficient financing or on terms acceptable to the Company. If additional funds are raised through the issuance of equity securities, the percentage ownership of our current stockholders is likely to or will be reduced.

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

Off-Balance Sheet Arrangements

As of May 31, 2013, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

As of May 31, 2013, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

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

PART II.  OTHER INFORMATION

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below shows the Company’s sales of unregistered securities for the Company’s fiscal quarter ended May 31, 2013.

Date	Title and Amount	Purchaser	Principal Underwriter	Total Offering Price/Underwriting Discounts
April 12, 2013	2,000,000 shares of common stock issued pursuant to the exercise of a common stock purchase warrant, at an exercise price of $.15 per share.	Director.	NA	$0.15 per share/NA

The Company believes that the above transaction is exempt from registration under the Securities Act of 1933, as amended (“Securities Act”), pursuant to the provisions of Regulations S, promulgated by the Securities and Exchange Commission under the Securities Act.

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

LYYNKS INC. (Registrant)

Date: July 17, 2013	By: /s/ROBERT ROSNER Robert Rosner
President, Chief Executive and Chief Financial Officer